Form 10-Q
period 1998-06-30
BALANCE BAR CO
filed 1998-08-13
CIK 1058590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

          (X)  QUARTERY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______

                        Commission File Number 000-24007

                              BALANCE BAR COMPANY
  ----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    77-0306617
-------------------------------                ---------------------
(State of Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                 Identification Number)

           1015 Mark Avenue
      Carpinteria, California                          93013
---------------------------------------        ----------------------
(Address of Principal Executive Office)              (Zip Code)

                                 (805) 566-0234
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes ( )                                     No (X)


At August 10, 1998, the registrant had 11,305,763 shares of its common stock outstanding.

                              Balance Bar Company
                               Index To Form 10-Q
                          Quarter Ended June 30, 1998

Index                                                           Page
-----                                                           ----
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets                                           3
          Income Statements                                        4
          Statements of Cash Flows                                 5
          Notes to Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings                                        11

Item 2.  Changes in Securities and Use of Proceeds                12

Item 4.  Submission of Matters to a Vote of Security Holders      12

Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                        13

                              Balance Bar Company
                                 Balance Sheets
                      (amounts in 000's, except par value)

                                                     June 30, 1998    December 31, 1997
                                                     --------------   ------------------
                                                      (unaudited)         (audited)
Current assets:
  Cash and cash equivalents                             $ 1,448          $    89
  Marketable securities                                   3,901              ---
  Accounts receivable, net                                7,550            3,444
  Income taxes receivable                                   269              374
  Inventories                                             6,549            3,806
  Prepaid and other                                       2,175            1,381
  Deferred taxes                                            404              344
                                                        -------          -------
     Total current assets                                22,296            9,438
                                                        -------          -------
Property and equipment, net                               1,227            1,011
Other assets                                                 32              347
                                                        -------          -------
     Total assets                                       $23,555          $10,796
                                                        =======          =======

Current liabilities:
  Current portion of long-term debt                     $     3          $    85
  Short-term borrowings                                     ---            1,100
  Accounts payable                                        4,981            4,201
  Accrued liabilities                                     1,922            1,078
                                                        -------          -------
     Total current liabilities                            6,906            6,464
                                                        -------          -------
Long-term debt, net                                           8              228
                                                        -------          -------
Stockholders' equity:
  Common stock, $0.01 par value
     Authorized  -- 24,000 shares
     Issued and outstanding- 11,115 in 1998 and
       9,345 in 1997                                        111               93
  Additional paid-in capital                             12,457            2,424
  Retained earnings                                       4,073            1,587
                                                        -------          -------
     Total stockholders' equity                          16,641            4,104
                                                        -------          -------
     Total liabilities and equity                       $23,555          $10,796
                                                        =======          =======

The accompanying notes are an integral part of these balance sheets.

                              Balance Bar Company
                               Income Statements
                   (amounts in 000's, except per share data)
                                  (unaudited)

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                 1998      1997         1998       1997
                                                 ----      ----         ----       ----
Sales                                          $20,556    $11,095      $38,013   $17,231
Cost of sales                                   10,491      5,499       19,505     8,469
                                               -------    -------      -------   -------
     Gross profit                               10,065      5,596       18,508     8,762
                                               -------    -------      -------   -------
Expenses:
 Advertising                                     2,564      1,627        4,194     2,476
 Selling and marketing                           4,067      1,906        7,589     3,036
 General and administrative                      1,358        554        2,415       971
 Interest (income) expense                          40         (9)          98       (14)
                                               -------    -------      -------   -------
     Total expenses                              8,029      4,078       14,296     6,469
                                               -------    -------      -------   -------
 Income before income taxes                      2,036      1,518        4,212     2,293
Income taxes                                       834        641        1,726       969
                                               -------    -------      -------   -------
     Net income                                $ 1,202    $   877      $ 2,486   $ 1,324
                                               =======    =======      =======   =======
Earnings per share:
 Basic                                         $  0.12    $  0.09      $  0.25   $  0.14
                                               =======    =======      =======   =======
 Diluted                                       $  0.10    $  0.08      $  0.21   $  0.12
                                               =======    =======      =======   =======

Weighted shares outstanding:
 Basic                                          10,287      9,294        9,945     9,281
                                               =======    =======      =======   =======
 Diluted                                        12,210     11,660       11,948    11,547
                                               =======    =======      =======   =======

 The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                            Statements of Cash Flows
                               (amounts in 000's)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            1998        1997
                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 2,486    $ 1,324
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
   Depreciation and amortization                               304         42
   Compensation expense in connection
    with common stock and stock options                        114        150
  Changes in operating assets and liabilities:
   Accounts receivable                                      (4,106)    (1,520)
   Income taxes receivable                                     386        ---
   Inventories                                              (2,743)      (639)
   Prepaid and other                                          (810)      (539)
   Deferred taxes                                              (60)         1
   Accounts payable                                            780      1,147
   Accrued expenses                                            765        583
   Income taxes payable                                        ---        109
                                                           -------    -------
  Net cash provided by (used in) operating activities       (2,884)       658
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                          (520)      (249)
 Purchases of investments                                   (3,885)       ---
                                                           -------    -------
  Net cash flows used in investing activities               (4,405)      (249)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering                       9,798        ---
 Initial public offering costs, net of reimbursement           115        ---
 Reduction in short term and other borrowings               (1,402)       ---
 Proceeds from exercise of stock options                       137         13
                                                           -------    -------
  Net cash flows provided by financing activities            8,648         13
                                                           -------    -------
INCREASE IN CASH AND CASH EQUIVALENTS                        1,359        422
CASH AND CASH EQUIVALENTS, beginning of period                  89      1,119
                                                           -------    -------
CASH AND CASH EQUIVALENTS, end of period                   $ 1,448    $ 1,541
                                                           =======    =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                         Notes to Financial Statements
                                 June 30, 1998


Note 1.  Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. All adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 dated June 1, 1998. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

Marketable Securities

Marketable securities consist of commercial paper with maturities extending through January 1999. The company classifies marketable securities as available for sale and records them at fair value. Unrealized holding gains and losses, which were not significant at June 30, 1998, net of the related tax effect are excluded from earnings and reported as a separate component of stockholders' equity. Realized gains and losses on disposition are determined on the specific identification basis. Dividend and interest income is recognized when earned.
A decline in the value of available for sale securities below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis is established.

Inventories

Inventories consist of the following at June 30, 1998 and December 31, 1997 (in 000's):

                                  June 30, 1998   December 31, 1997
                                  -------------   -----------------
Balance bars                          $4,685           $2,074
Powdered drink mix                       823              473
Packaging material and other           1,041            1,259
                                      ------           ------
                                      $6,549           $3,806
                                      ======           ======

Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding for the period plus the dilutive effect of stock options. The weighted average number of shares outstanding for the three months ended June 30, 1998 and 1997 was 10,287,000 and 9,294,000, respectively, and for the six months ended June 30, 1998 and 1997 was 9,945,000 and 9,281,000, respectively. The dilutive effect of stock options for the three months ended June 30, 1998 and 1997 was 1,923,000 and 2,366,000, respectively, and for the six months ended June 30, 1998 and 1997 was 2,003,000 and 2,266,000, respectively.

New Authoritative Pronouncement

The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This new accounting standard will not have any effect on the Company's financial reporting.

Note 2.  Commitments and Contingencies

Certain advertising claims made by the Company have been challenged by two of the Company's competitors. The Company has agreed not to make certain advertising claims in the future. In April 1998, one competitor sued the Company seeking damages as a result of allegedly false and misleading advertising. The competitor also alleged that the Company, with one of the Company's sales executives who previously worked for the competitor, misappropriated trade secrets. The Company has general (including advertising injury), director and officer, and excess liability insurance. The Company was notified by one of its insurers that the insurer accepted the Company's director and officer liability claim, but the Company has not yet received confirmation from any of its insurers regarding their defense or acceptance of the Company's other insurance claims. The Company intends to vigorously defend this lawsuit. However, no assurance can be given that this lawsuit will not be determined adversely to the Company. No provision has been made in the accompanying financial statements for any future litigation costs or loss that might result from this lawsuit, if any, because the outcome is uncertain and no estimate can be made at this time.

Note 3.  Initial Public Offering

In June 1998, the Company completed an initial public offering of common stock. The Company sold 1,003,372 shares of common stock and realized net proceeds of $9,519,000, net of $279,000 in costs and expenses.

Note 4.  Stockholders' Equity

In April 1998, the Company's stockholders ratified a six-for-one stock split of the Company's common and preferred stock. The Company's financial statements have been retroactively adjusted, for all periods presented, to reflect the effect of the stock split. The Company's stockholders also ratified an increase of 309,000 in the number of stock options the Company is authorized to issue under an existing stock option plan and ratified the adoption of a new stock option plan, under which the Company is authorized to issue 1,800,000 shares of common stock upon the exercise of stock options.

The Company had 3,806,910 shares of convertible preferred stock, $0.01 par
value, outstanding prior to the initial public offering of common stock.   In
connection with the completion of the initial public offering, all of the convertible preferred stock was converted to common stock. The Company's financial statements have been retroactively adjusted, for all periods presented, to reflect the effect of the conversion of the preferred stock into common stock. No preferred stock is currently authorized or outstanding.

During the six months ended June 30, 1998, 767,005 shares of common stock were issued in connection with the exercise of stock options. Additional paid-in capital also increased by $281,000 reflecting the tax benefit realized on the exercise of certain stock options.

Note 5.  Significant Customers

During the six months ended June 30, 1998, the Company had sales to three customers that represented approximately 17%, 16% and 11%, respectively, of sales. During the six months ended June 30, 1997, the Company had sales to three customers that represented approximately 28%, 17% and 11%, respectively, of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made and will continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the expected adequacy of available funds to meet foreseeable needs, and other sections of this report. Except for the historical information contained herein, the following discussion and analysis contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipation" or the negative thereof or other variations thereon or comparable terminology. These risks include maintaining acceptance in new distribution channels, volatility in sales and earnings, anticipating changes in dietary trends, no adverse publicity, successful development and sale of new products, maintaining sales to significant customers and other risk factors. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" in the Company's prospectus dated June 1, 1998, as well as those discussed elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of sales:

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                      1998       1997       1998     1997
                                      ----       ----       ----     ----
Sales                                100.0%     100.0%     100.0%   100.0%
Cost of sales                         51.0       49.6       51.3     49.1
                                     -----      -----      -----     ----
     Gross profit                     49.0       50.4       48.7     50.9
                                     -----      -----      -----     ----
Expenses:
 Advertising                          12.5       14.6       11.0     14.4
 Selling and marketing                19.8       17.2       20.0     17.6
 General and administrative            6.7        4.9        6.3      5.6
 Interest (income) expense              .1        ---         .3      ---
                                     -----      -----      -----     ----
     Total expenses                   39.1       36.7       37.6     37.6
                                     -----      -----      -----     ----
 Income before income taxes            9.9       13.7       11.1     13.3
Income taxes                           4.1        5.8        4.6      5.6
                                     -----      -----      -----     ----
     Net income                        5.8%       7.9%       6.5%     7.7%
                                     =====      =====      =====     ====


Sales increased 85% to $20.6 million in the three months ended June 30, 1998 from $11.1 million in the same period of 1997. Sales increased 121% to $38.0 million in the six months ended June 30, 1998 from $17.2 million in the same period of 1997. The increase was primarily attributable to increased sales at mass merchandise, club and grocery stores. Sales also increased at natural foods stores. Several significant customers ran special sales promotions in the three and six months ended June 30, 1998 and approximately $1.7 million and $4.5 million, respectively, of the increase was due to increased sales to those customers. Unusually high sales to two natural foods customers near the end of the three months ended June 30, 1997 also favorably impacted sales for that quarter. The addition of three new Balance bar flavors in December 1997 favorably impacted sales in the three and six months ended June 30, 1998, and the introduction of a powdered drink mix in April 1997 also favorably impacted sales during the six months ended June 30, 1998.

Sales to customers in the natural foods channel were 52% of sales in the three months ended June 30, 1998, compared to 59% in the three months ended March 31, 1998 and 69% for the year ended December 31, 1997. Sales to the Company's six largest 1998 customers were 66% of sales in the three months ended June 30, 1998, compared to 70% in the three months ended March 31, 1998 and 66% for the year ended December 31, 1997. Sales to Trader Joe's, Costco and United Natural Foods exceeded 10% of sales for the six months ended June 30, 1998 at 17%, 16% and 11%, respectively, of sales. Sales to customers in the United States were 99% of sales for the three months ended June 30, and March 31, 1998 and 97% for the year ended December 31, 1997. Sales of the Balance bar product line were 97% of sales in the three months ended June 30, 1998, compared to 90% in the three months ended March 31, 1998 and 92% for the year ended December 31, 1997.

Gross profit dollars increased to $10.1 million in the three months ended June 30, 1998 from $5.6 million in the same period of 1997. Gross profit dollars increased to $18.5 million in the six months ended June 30, 1998 from $8.8 million in the same period of 1997. The gross profit margin declined to 49.0% in the three months ended June 30, 1998 from 50.4% in the same period of 1997. The gross profit margin declined to 48.7% in the six months ended June 30, 1998 from 50.9% in the same period of 1997. The decline in gross profit margin was due to a change in product and channel mix and additional packaging costs.

Advertising expenses increased to $2.6 million in the three months ended June 30, 1998 from $1.6 million in the same period of 1997. Advertising expenses increased to $4.2 million in the six months ended June 30, 1998 from $2.5
million in the same period of 1997.   The increase was due to the Company's
strategic decision to build brand awareness and increase sales through substantial increases in radio and print advertising and the addition of television advertising. The Company expects to continue to increase advertising expenses in the third and fourth quarter of 1998 compared to the same periods in 1997.

Selling and marketing expenses increased to $4.1 million in the three months ended June 30, 1998 from $1.9 million in the same period of 1997. Selling and marketing expenses increased to $7.6 million in the six months ended June 30, 1998 from $3.0 million in the same period of 1997. The increase was due to higher personnel-related costs as the Company built its sales and marketing organization and higher broker commission expense related to the increase in sales. The increase was also due to increases in special events and product sampling to build customer awareness of the Company's products. Selling and marketing expenses as a percentage of sales increased to 19.8% of sales in the three months ended June 30, 1998 from 17.2% in the same period of 1997,and to 20.0% of sales in the six months ended June 30, 1998 from 17.6% in the same period of 1997.

General and administrative expenses increased to $1.4 million in the three months ended June 30, 1998 from $554,000 in the same period of 1997. General and administrative expenses increased to $2.4 million in the six months ended June 30, 1998 from $971,000 in the same period of 1997. The increase was due to higher payroll and facility rentals to support the Company's increased sales.
In addition, higher legal and insurance expenses were incurred in the three months ended June 30, 1998. General and administrative expenses as a percentage of sales increased to 6.7% of sales in the three months ended June 30, 1998 from 4.9% in the same period of 1997, and to 6.3% of sales in the six months ended June 30, 1998 from 5.6% in the same period of 1997.

Interest (income) expense increased to $40,000 of interest expense in the three months ended June 30, 1998 from $9,000 of interest income in the same period of 1997. Interest (income) expense increased to $98,000 of interest expense in the six months ended June 30, 1998 from $14,000 of interest income in the same period of 1997. The interest expense in 1998 was due to borrowings under the Company's line of credit and term loan agreements.

The effective tax rate in the three and six months ended June 30, 1998 was 41.0% and the effective tax rate in the three and six months ended June 30, 1997 was 42.2%. The decline in the effective tax rate was due to lower non-deductible expenses projected for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of cash flows for all periods has been from Balance bar product line sales. For the year ended December 31, 1997 and the six months ended June 30, 1998, cash generated from operations was not sufficient to fund increases in accounts receivable and inventory, prepaid advertising expenses and purchase property and equipment. The Company entered into credit agreements that were used to finance the shortfall. For the six months ended June 30, 1997, cash generated from operations was sufficient to fund increases in accounts receivable and inventory, prepaid advertising expenses and purchase property and equipment. In June 1998, the Company sold 1,003,372 shares of common stock and raised $9,519,000 net of $279,000 of offering costs and the proceeds were used, in part, to repay outstanding short and long-term debt.

The increase in accounts receivable, inventory and prepaid advertising expenses of $7.2 million in the six months ended June 30, 1998 was offset by increased accounts payable of $780,000. The increase in accounts receivable, inventory and prepaid advertising expenses of $2.6 million in the six months ended June 30, 1997 was offset by increased accounts payable of $1.1 million. Cash flow provided by (used in) operating activities was $(2.9) million and $658,000 in the six months ended June 30, 1998 and 1997, respectively.

Cash used in investing activities was for the purchase of property and equipment and marketable securities. Purchases of property and equipment in the six months ended June 30, 1998 and 1997 were $520,000 and $249,000, respectively. The higher level of expenditures in 1998 reflects the Company's 1997 facility and personnel expansion to support higher sales volume. The 1998 capital investments were for computer hardware and software, office furniture and equipment, leasehold improvements and packaging design plates and drums. The Company expects to make a similar level of capital investments in the second half of 1998 as was made in the first half of 1998. A portion of the initial public offering proceeds was used to purchase $3.9 million of marketable securities. Cash used in investing activities was $4.4 million and $249,000 in the six months ended June 30, 1998 and 1997, respectively.

Cash provided by financing activities was from the net proceeds of the initial public offering and short term borrowings, net of repayments and the proceeds from the exercise of stock options. In June 1998, the Company sold 1,003,372 shares of common stock and realized proceeds of $9.8 million. In connection with the initial public offering of common stock, the Company incurred offering costs of $279,000 and the selling shareholders reimbursed the Company for offering costs paid in the fourth quarter of 1997. In the six months ended June 30, 1998, the Company borrowed $2.4 million under a revolving line of credit, and $3.8 million of the proceeds from the initial public offering were used to repay short and long-term debt. During the six months ended June 30, 1998, 767,005 shares of common stock were issued in connection with the exercise of stock options. Cash provided by financing activities was $8.6 million and $13,000 in the six months ended June 30, 1998 and 1997, respectively.

As of June 30, 1998, the Company had a $9 million revolving line of credit of which $6.9 million was available (based upon 75 percent of the Company's eligible accounts receivable), none of which was outstanding. The line of credit is secured by all of the Company's assets. The line of credit bears interest at the bank's prime rate (8.5 percent at June 30,1998) plus 3/4%, and expires in April 2000.

To date, the Company has not had significant discussions about the acquisition of companies. In the future, the Company may consider making an investment in or acquiring companies or product lines that complement the Company's existing product lines. The Company is not able to predict when a prospective acquisition candidate might become available, the terms of the financing, or when any transaction might be closed or the effect of any acquisition on the Company's business, results of operations or financial condition.

The Company expects to use the net proceeds from the initial public offering, over the next two to three quarters, to fund increases in accounts receivable, inventory, prepaid advertising expenses and purchase property and equipment. When the net proceeds are expended, the Company expects to fund increases in accounts receivable, inventory, prepaid advertising expenses and purchase property and equipment from borrowings under the revolving line of credit. The Company believes that it has adequate capital resources and liquidity to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This new accounting standard will not have any effect on the Company's financial reporting.

SEASONALITY OF SALES

The Company has not observed seasonality in sales in 1997 and 1998 due to the significant expansion of distribution and resulting sales increases for the periods. The Company believes that there may be some seasonally reduced sales in the fourth quarter due to retailers' emphasis on holiday merchandise in that quarter.

YEAR 2000 COMPLIANCE

The Company is currently implementing a new sales, inventory and accounting system that the vendor has represented to be Year 2000 compliant. The Company does not anticipate any significant expenses with Year 2000 compliance problems.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 8, 1998, the day the Company filed the initial registration statement relating to its initial public offering, PowerBar, Inc. ("PowerBar") filed a complaint against the Company and its Senior Vice President of Sales in U.S. District Court for the Northern District of California. The complaint alleges in general that the Company engaged in false advertising, unfair competition, and, with its Senior Vice President of Sales who previously worked for PowerBar, misappropriated trade secrets. PowerBar also alleges that the sales executive tortuously interfered with PowerBar's business relationships by inducing distributors, brokers, athletes, and sponsors to terminate their business relationships with PowerBar. The factual allegations against the Company's advertising are similar to those already reviewed by the National Advertising Division of the Better Business Bureaus, Inc. at PowerBar's request.

PowerBar seeks, among other things, injunctive relief prohibiting the allegedly false advertising, corrective advertising in various print media, compensatory damages in an unspecified amount, disgorgement of the Company's profits, treble and punitive damages as to certain claims, attorneys' fees, and restitution of revenues obtained from the sale of Balance bars. The Company intends to vigorously contest PowerBar's claims. On April 30, 1998, the Company and the sales executive answered the allegations in PowerBar's complaint. In addition, upon the Company's motion, the court dismissed PowerBar's claim for relief under California's common law of unfair competition, on the ground that PowerBar had failed as a matter of law to make out such a claim. However, the Company cannot predict the ultimate outcome of this litigation, and no assurance can be given that this lawsuit will not be determined adversely to the Company. An outcome adverse to the Company, costs associated with defending the lawsuit, payment of damages and costs associated with the indemnification of its sales executive, the significant diversion of management's time and resources to defend the lawsuit, a substantial settlement or award of damages, to the extent in excess of any insurance coverage, or negative publicity resulting from the lawsuit could have a material adverse effect on the Company's business, results of operations, and financial condition.

Item 2.  Changes in Securities and Use of Proceeds

Use of Proceeds From Registered Securities

In the Company's initial public offering, the Company sold 1,003,372 shares of common stock and selling stockholders sold 1,396,628 shares of common stock on June 5, 1998. Upon the underwriters' exercise of the over-allotment option, selling stockholders sold 360,000 shares of common stock on June 15, 1998. The effective date of the registration statement on Form S-1 for the 2,760,000 shares of common stock registered by the registration statement was June 1, 1998 and the file number was 333-49651. The co-managing underwriters of the offering were Hambrecht & Quist LLC and Adams, Harkness & Hill, Inc.

The price to the public of the 2,760,000 shares of common stock sold was $10.50 per share and the gross proceeds were $28,980,000. The total underwriting discount was $2,028,600. The net proceeds to the Company and the selling shareholders was $9,797,928 and $17,153,472, respectively. The total costs and expenses incurred in the offering, including an estimate for accrued but unpaid amounts, was $768,000. As discussed in "Certain Transactions" in the registration statement on Form S-1, the Company paid $56,717 to Adelle Demko, a director of the Company, in connection with special consulting services related to the offering.

The net offering proceeds to the Company, after deducting costs and expenses, were $9,519,000. The net proceeds were used to pay down $3.8 million of short and long-term debt and the balance was retained for working capital and other general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on April 24, 1998. The Company's stockholders (1) ratified the amended and restated Certificate of Incorporation, which included a six-for-one common and preferred stock split, (2) approved an increase of 309,000 in the number of stock options the Company is authorized to issue under the 1997 Stock Incentive Plan, (3) approved the adoption of the 1998 Performance Award Plan under which the Company is authorized to issue 1,800,000 shares of common stock upon the exercise of stock options, and (4) ratified two amendments to the Company's Bylaws. A total of 6,452,322 votes were cast at the meeting in favor of each proposal. No votes were cast against any proposal.

A regular meeting of stockholders was held on May 21, 1998. Stockholders approved the election of eight directors in three classes. A total of 7,133,154 votes were cast at the meeting in favor of the eight directors. The two Class I directors, elected to serve until 1999, are Barry D. Goss and Dennis Ryan McCarthy. The three Class II directors, elected to serve until 2000, are John Hale, George F. Raymond and James A. Wolfe. The three Class III directors, elected to serve until 2001, are Thomas R. Davidson, Adelle M. Demko and Richard
G. Lamb. No votes were cast against any of the eight directors and no votes were cast for any other person.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

27.1      Financial Data Schedule -- June 30, 1998

(b) There were no reports on Form 8-K for the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Balance Bar Company
                                                   -------------------
                                                      (Registrant)



Date:  August 10, 1998              By /s/ Thomas J. Flahie
                                    -----------------------------------------
                                    Thomas J. Flahie
                                      Senior Vice President of Finance and
                                      Administration (Principal Financial and
                                      Accounting Officer)

                                 Exhibit Index


Exhibit No.              Description

27.1                     Financial Data Schedule