Form 10-Q
period 1998-09-30
BALANCE BAR CO
filed 1998-10-26
CIK 1058590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

         (X)  QUARTERY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

         (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______

                        Commission File Number 000-24007

                              Balance Bar Company
                  -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                           77-0306617
-------------------------------                      ---------------------------
(State of Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


           1015 Mark Avenue
       Carpinteria, California                                  93013
---------------------------------------             ----------------------------
(Address of Principal Executive Office)                      (Zip Code)

                                 (805) 566-0234
              --------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (X)                                      No (_)


At October 22, 1998, the registrant had 11,339,084 shares of its common stock outstanding.

                              Balance Bar Company
                               Index To Form 10-Q
                        Quarter Ended September 30, 1998

Index                                                             Page
--------                                                          ----
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets                                         3
            Income Statements                                      4
            Statements of Cash Flows                               5
            Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings                                        12

Item 2.  Changes in Securities and Use of Proceeds                12

Item 4.  Submission of Matters to a Vote of Security Holders      12

Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                        13

                              Balance Bar Company
                                 Balance Sheets
                      (amounts in 000's, except par value)

                                                 September 30, 1998     December 31, 1997
                                                 ------------------     -----------------
                                                     (unaudited)            (audited)

Current assets:
  Cash and cash equivalents                             $ 1,650              $    89
  Marketable securities                                   3,304                  ---
  Accounts receivable, net                                7,717                3,444
  Income taxes receivable                                   ---                  374
  Inventories                                             6,536                3,806
  Prepaid and other                                       1,822                1,381
  Deferred taxes                                            554                  344
                                                        -------              -------
     Total current assets                                21,583                9,438
                                                        -------              -------
Property and equipment, net                               1,180                1,011
Other assets                                                 31                  347
                                                        -------              -------
     Total assets                                       $22,794              $10,796
                                                        =======              =======

Current liabilities:
  Current portion of long-term debt                     $     3              $    85
  Short-term borrowings                                     ---                1,100
  Accounts payable                                        3,280                4,201
  Accrued liabilities                                     1,390                1,078
  Income taxes payable                                       35                  ---
                                                        -------              -------
     Total current liabilities                            4,708                6,464
                                                        -------              -------
Long-term debt, net                                           8                  228
                                                        -------              -------
Stockholders' equity:
  Common stock, $0.01 par value
     Authorized  24,000 shares
     Issued and outstanding- 11,339 in 1998 and
       9,345 in 1997                                        113                   93
  Additional paid-in capital                             12,501                2,424
  Retained earnings                                       5,464                1,587
                                                        -------              -------
     Total stockholders' equity                          18,078                4,104
                                                        -------              -------
     Total liabilities and equity                       $22,794              $10,796
                                                        =======              =======

The accompanying notes are an integral part of these balance sheets.

                              Balance Bar Company
                               Income Statements
                   (amounts in 000's, except per share data)
                                  (unaudited)


                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                     1998         1997          1998         1997
                                                   --------     --------      --------     --------

Sales                                              $21,498      $10,134       $59,511      $27,365
Cost of sales                                       11,242        5,180        30,747       13,649
                                                   -------      -------       -------      -------
     Gross profit                                   10,256        4,954        28,764       13,716
                                                   -------      -------       -------      -------
Expenses:
 Advertising                                         2,565        2,650         6,759        5,126
 Selling and marketing                               4,306        2,052        11,895        5,088
 General and administrative                          1,115          596         3,530        1,567
 Interest (income) expense                             (86)         (17)           12          (31)
                                                   -------      -------       -------      -------
     Total expenses                                  7,900        5,281        22,196       11,750
                                                   -------      -------       -------      -------
Income (loss) before income taxes                    2,356         (327)        6,568        1,966
Income taxes                                           965         (138)        2,691          831
                                                   -------      -------       -------      -------
     Net income (loss)                             $ 1,391      $  (189)      $ 3,877      $ 1,135
                                                   =======      =======       =======      =======

Earnings (loss) per share:
 Basic                                             $  0.12      $ (0.02)      $  0.37      $  0.12
                                                   =======      =======       =======      =======
 Diluted                                           $  0.11      $ (0.02)      $  0.32      $  0.11
                                                   =======      =======       =======      =======
Weighted shares outstanding:
 Basic                                              11,283        9,306        10,397        9,290
                                                   =======      =======       =======      =======
 Diluted                                            12,979        9,306        12,298       10,800
                                                   =======      =======       =======      =======

 The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                            Statements of Cash Flows
                               (amounts in 000's)
                                  (unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               1998       1997
                                                              ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 3,877    $ 1,135
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                 447         86
   Compensation expense in connection
    with common stock and stock options                          162        210
  Changes in operating assets and liabilities:
   Accounts receivable                                        (4,273)    (1,532)
   Inventories                                                (2,730)    (1,851)
   Prepaid and other                                            (505)      (518)
   Accounts payable                                             (921)     3,327
   Accrued liabilities                                           468        346
   Income taxes                                                  481     (1,293)
                                                             -------    -------
  Net cash used in operating activities                       (2,994)       (90)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                            (616)      (376)
 Purchases of investments                                     (3,885)       ---
 Maturities of investments                                       646        ---
                                                             -------    -------
  Net cash used in investing activities                       (3,855)      (376)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering                         9,798        ---
 Initial public offering costs, net of reimbursement            (161)       (15)
 Increase (decrease) in short term and other borrowings       (1,402)       250
 Proceeds from exercise of stock options                         175         13
                                                             -------    -------
  Net cash provided by financing activities                    8,410        248
                                                             -------    -------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                     1,561       (218)
CASH AND CASH EQUIVALENTS, beginning of period                    89      1,119
                                                             -------    -------
CASH AND CASH EQUIVALENTS, end of period                     $ 1,650    $   901
                                                             =======    =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                         Notes to Financial Statements
                               September 30, 1998


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

Marketable Securities

Marketable securities consist of commercial paper with maturities extending through January 1999. The Company classifies marketable securities as available for sale and records them at fair value. Unrealized holding gains and losses, which were not significant at September 30, 1998, net of the related tax effect are excluded from earnings. Realized gains and losses on disposition are determined on the specific identification basis. Dividend and interest income is recognized when earned. A decline in the value of available for sale securities below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis is established.

Inventories

Inventories consist of the following at September 30, 1998 and December 31, 1997 (in 000's):

                                  September 30, 1998   December 31, 1997
                                  ------------------   -----------------

Balance bars                             $4,809               $2,074
Powdered drink mix                          724                  473
Packaging material and other              1,003                1,259
                                         ------               ------
                                         $6,536               $3,806
                                         ======               ======

Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding for the period plus the dilutive effect of stock options. The weighted average number of shares outstanding for the three months ended September 30, 1998 and 1997 was 11,283,000 and 9,306,000, respectively, and for the nine months ended September 30, 1998 and 1997 was 10,397,000 and 9,290,000, respectively. The dilutive effect of stock options for the three months ended September 30, 1998 was 1,696,000, and for the nine months ended September 30, 1998 and 1997 was 1,901,000 and 1,510,000, respectively. Due to the loss in the three months ended September 30, 1997, the dilutive effect of stock options was not included.

New Authoritative Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These new accounting standards will not have any effect on the Company's financial statements or financial reporting.

Note 2.  Contingencies

Certain advertising claims made by the Company have been challenged by two of the Company's competitors. The Company has agreed not to make certain advertising claims in the future. In April 1998, one competitor sued the Company seeking damages as a result of allegedly false and misleading advertising. The competitor also alleged that the Company, with one of the Company's sales executives who previously worked for the competitor, misappropriated trade secrets. The Company has general (including advertising injury), director and officer, and excess liability insurance. The Company was notified by one of its two insurers that the insurer accepted defense of the claim. The Company has been informally notified that the other insurer has declined to defend the claim. The Company is vigorously defending this lawsuit. However, no assurance can be given that this lawsuit will not be determined adversely to the Company. No provision has been made in the accompanying financial statements for any future litigation costs or loss that might result from this lawsuit, if any, because the outcome is uncertain and no estimate can be made at this time.

In August 1998, the Company sued the competitor, alleging the competitor made false and misleading advertising about the competitor's products and the Company's products.

Note 3.  Initial Public Offering

In June 1998, the Company completed an initial public offering of common stock. The Company sold 1,003,372 shares of common stock and realized net proceeds of $9,478,000, net of $320,000 in costs and expenses.

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

During the nine months ended September 30, 1998, 990,754 shares of common stock were issued in connection with the exercise of stock options. Additional paid-in capital also increased by $282,000 reflecting the tax benefit realized on the exercise of certain stock options.

Note 5.  Significant Customers

During the nine months ended September 30, 1998, the Company had sales to three customers that represented approximately 16%, 15% and 13%, respectively, of sales. During the nine months ended September 30, 1997, the Company had sales to three customers that represented approximately 25%, 15% and 10%, respectively, of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made and will continue to make forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the expected adequacy of available funds to meet foreseeable needs, and other sections of this report. Except for the historical information contained herein, the following discussion and analysis contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipation" or the negative thereof or other variations thereon or comparable terminology. These risks include maintaining acceptance in distribution channels, volatility in sales and earnings, anticipating changes in dietary trends, no adverse publicity, successful development and sale of new products, maintaining sales to significant customers, competition and other risk factors. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" in the Company's prospectus dated June 1, 1998, as well as those discussed herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of sales:

                                         Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
                                          1998      1997         1998       1997
                                         ------    ------       ------     ------

Sales                                    100.0%    100.0%       100.0%     100.0%
Cost of sales                             52.3      51.1         51.7       49.9
                                         -----     -----        -----       ----
     Gross profit                         47.7      48.9         48.3       50.1
                                         -----     -----        -----       ----
Expenses:
 Advertising                              11.9      26.2         11.4       18.7
 Selling and marketing                    20.0      20.2         20.0       18.6
 General and administrative                5.2       5.9          5.9        5.7
 Interest (income) expense                 (.4)      (.2)         ---        (.1)
                                         -----     -----        -----       ----
     Total expenses                       36.7      52.1         37.3       42.9
                                         -----     -----        -----       ----
Income (loss) before income taxes         11.0      (3.2)        11.0        7.2
Income taxes                               4.5      (1.3)         4.5        3.1
                                         -----     -----        -----       ----
     Net income (loss)                     6.5%     (1.9)%        6.5%       4.1%
                                         =====     =====        =====       ====

Sales increased 112% to $21.5 million in the three months ended September 30, 1998 from $10.1 million in the same period of 1997. Sales increased 117% to $59.5 million in the nine months ended September 30, 1998 from $27.4 million in the same period of 1997. The increase was primarily attributable to increased sales at mass merchandise, club and grocery stores. Sales also increased at natural foods stores. Several significant customers ran special sales promotions in the three and nine months ended September 30, 1998 and approximately $1.6 million and $6.1 million, respectively, of the increase was due to increased sales to those customers. Unusually high sales to two natural foods customers near the end of the three months ended June 30, 1997 negatively impacted sales for the three months ended September 30, 1997. Reduced sales to these two customers in the third quarter of 1997 were partially offset by increased sales to one mass merchandise customer. The addition of three new Balance bar flavors in December 1997 favorably impacted sales in the three and nine months ended September 30, 1998, and the introduction of a powdered drink mix in April 1997 also favorably impacted sales during the nine months ended September 30, 1998.

Sales to customers in the natural foods channel were 41% of sales in the three months ended September 30, 1998, compared to 52% and 59% in the three months ended June 30, and March 31, 1998, respectively. Sales to the Company's six largest 1998 customers were 63% of sales in the three months ended September 30, 1998, compared to 66% and 70% in the three months ended June 30, and March 31, 1998, respectively. Sales to McLane Distribution, Costco Wholesale and Trader Joe's exceeded 10% of sales for the three months ended September 30, 1998 at 17%, 15% and 14%, respectively, of sales. Sales to Trader Joe's, Costco Wholesale and McLane Distribution exceeded 10% of sales for the nine months ended September 30, 1998 at 16%, 15% and 13%, respectively, of sales. Sales to customers in the United States were 98% of sales in the three months ended September 30, 1998, compared to 99% of sales for the three months ended June 30, and March 31, 1998. Sales of the Balance bar product line were 95% of sales in the three months ended September 30, 1998, compared to 97% and 90% in the three months ended June 30, and March 31, 1998, respectively.

The Company announced the release of three new nutraceutical-enhanced Balance Bars in September 1998 under the Balance+/TM/ brand. The Company expects to begin shipping these new bars in November 1998. The Company also began shipping a larger version of the popular Honey Peanut Balance Bar flavor, called the Big Bar, in September 1998.

Gross profit dollars increased to $10.3 million in the three months ended September 30, 1998 from $5.0 million in the same period of 1997. Gross profit dollars increased to $28.8 million in the nine months ended September 30, 1998 from $13.7 million in the same period of 1997. The gross profit margin declined to 47.7% in the three months ended September 30, 1998 from 48.9% in the same period of 1997. The gross profit margin declined to 48.3% in the nine months ended September 30, 1998 from 50.1% in the same period of 1997. The decline in gross profit margin was due to a change in product and channel mix and additional packaging costs. In the three months ended September 30, 1998, the gross profit margin was also negatively impacted by a $105,000 provision for packaging changes to the bar product line, the repositioning of the single serving envelope powdered drink mix products and higher product transportation costs as a result of increased coast-to-coast shipment of certain bar flavors. These flavors are currently produced by the Company's West Coast manufacturer and by year-end are expected to be produced by both manufacturers.

Advertising expenses decreased to $2.6 million in the three months ended September 30, 1998 from $2.7 million in the same period of 1997. Advertising expenses increased to $6.8 million in the nine months ended September 30, 1998
from $5.1 million in the same period of 1997.   Advertising expenses as a
percentage of sales were unusually high in the three months ended September 30, 1997. The increase in the nine months ended September 30, 1998 compared to the same period in 1997 was due to the Company's strategic decision to build brand awareness and increase sales through substantial increases in radio and print advertising and the addition of television advertising. The Company expects to continue to increase advertising expenses in the fourth quarter of 1998 compared to the same period in 1997.

Selling and marketing expenses increased to $4.3 million in the three months ended September 30, 1998 from $2.1 million in the same period of 1997. Selling and marketing expenses increased to $11.9 million in the nine months ended September 30, 1998 from $5.1 million in the same period of 1997. The increase was due to higher personnel-related costs as the Company built its sales and marketing organization and higher broker commission expense and retailer marketing support expense related to the increase in sales. The increase was also due to increases in special events and product sampling to build customer awareness of the Company's products and costs to launch three new Balance+/TM/ flavors. Selling and marketing expenses as a percentage of sales were about the same at 20.0% of sales in the three months ended September 30, 1998 compared to 20.2% in the same period of 1997, and increased to 20.0% of sales in the nine months ended September 30, 1998 from 18.6% in the same period of 1997.

General and administrative expenses increased to $1.1 million in the three months ended September 30, 1998 from $596,000 in the same period of 1997. General and administrative expenses increased to $3.5 million in the nine months ended September 30, 1998 from $1.6 million in the same period of 1997. The increase was due to higher payroll and facility rentals to support the Company's increased sales and increased new product development costs. In addition, higher legal and insurance expenses were incurred in the three and nine months ended September 30, 1998. General and administrative expenses as a percentage of sales declined to 5.2% of sales in the three months ended September 30, 1998 from 5.9% in the same period of 1997, and increased to 5.9% of sales in the nine months ended September 30, 1998 from 5.7% in the same period of 1997.

Interest (income) expense was $86,000 of interest income in the three months ended September 30, 1998 compared to $17,000 of interest income in the same period of 1997. Interest (income) expense was $12,000 of interest expense in the nine months ended September 30, 1998 compared to $31,000 of interest income in the same period of 1997. The interest expense in 1998 was due to borrowings under the Company's line of credit and term loan agreements. Interest income in 1998 was due to the investment, in June 1998, of a portion of the initial public offering proceeds in marketable securities.

The effective tax rate in the three and nine months ended September 30, 1998 was 41.0% and the effective tax rate in the three and nine months ended September 30, 1997 was 42.2%. The decline in the effective tax rate was due to lower non-deductible expenses projected for 1998.

Weighted shares outstanding increased in the three and nine months ended September 30, 1998 over the comparable periods in 1997 due primarily to the initial public offering of common stock and the three months ended September 30, 1998 did not include the dilutive effect of stock options due to the loss in the period.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of cash flows for all periods has been from Balance bar product line sales. For the nine months ended September 30, 1998 and 1997, cash generated from operations was not sufficient to fund increases in accounts receivable and inventory, prepaid advertising expenses and purchase property and equipment. The Company entered into credit agreements that were used to finance the shortfall. In June 1998, the Company sold 1,003,372 shares of common stock and raised $9,478,000 net of $320,000 of offering costs and the proceeds were used, in part, to repay outstanding short and long-term debt.

The increase in accounts receivable, inventory and prepaid advertising expenses of $7.3 million in the nine months ended September 30, 1998 was magnified by a reduction in accounts payable of $921,000. The increase in accounts receivable, inventory and prepaid advertising expenses of $3.7 million and the increase in taxes receivable of $1.3 million in the nine months ended September 30, 1997 was offset by increased accounts payable of $3.3 million. Cash flow used in operating activities was $3.0 million and $90,000 in the nine months ended September 30, 1998 and 1997, respectively.

Cash used in investing activities was for the purchase of property and equipment and marketable securities. Purchases of property and equipment in the nine months ended September 30, 1998 and 1997 were $616,000 and $376,000, respectively. The higher level of expenditures in 1998 reflects the Company's facility and personnel expansion to support higher sales volume. The 1998 capital investments were for computer hardware and software, office furniture and equipment, leasehold improvements and packaging design plates and drums.
The Company expects to lease additional office space in the fourth quarter of 1998 to accommodate anticipated growth in personnel. In connection with the new office lease, additional capital investments are anticipated. The Company also expects to spend approximately $300,000 in the fourth quarter of 1998 for other capital investments. A portion of the initial public offering proceeds was used to purchase $3.9 million of marketable securities and $646,000 of the marketable securities matured in the nine months ended September 30, 1998. Cash used in investing activities was $3.9 million and $376,000 in the nine months ended September 30, 1998 and 1997, respectively.

Cash provided by financing activities was from the net proceeds of the initial public offering and short term borrowings, net of repayments and the proceeds from the exercise of stock options. In June 1998, the Company sold 1,003,372 shares of common stock and realized proceeds of $9.8 million. In connection with the initial public offering of common stock, the Company incurred offering costs of $320,000 and the selling shareholders reimbursed the Company for offering costs paid in the third and fourth quarters of 1997. In the nine months ended September 30, 1998, the Company borrowed $2.4 million under a revolving line of credit, and $3.8 million of the proceeds from the initial public offering were used to repay short and long-term debt. During the nine months ended September 30, 1997, the Company borrowed $250,000 under a revolving line of credit. During the nine months ended September 30, 1998, 990,754 shares of common stock were issued in connection with the exercise of stock options. Cash provided by financing activities was $8.4 million and $248,000 in the nine months ended September 30, 1998 and 1997, respectively.

At September 30, 1998, the Company had a $9 million revolving line of credit of which $5.9 million was available (based upon 75 percent of the Company's eligible accounts receivable), none of which was outstanding. The line of credit is secured by all of the Company's assets. The line of credit bears interest at the bank's prime rate (8.25% at September 30, 1998) plus 3/4%, and expires in April 2000.

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

The Company expects to use the net proceeds from the initial public offering, over the next one to two quarters, to fund increases in accounts receivable, inventory, prepaid advertising expenses and purchase property and equipment. When the net proceeds are expended, the Company expects to fund increases in accounts receivable, inventory, prepaid advertising expenses and purchase property and equipment from borrowings under the revolving line of credit. The Company believes that it has adequate capital resources and liquidity to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These new accounting standards will not have any effect on the Company's financial statements or financial reporting.

SEASONALITY OF SALES

The Company has not observed seasonality in sales in 1997 and 1998 due to the significant expansion of distribution and resulting sales increases for the periods. The Company believes that there may be some seasonally reduced sales in the fourth quarter due to retailers' emphasis on holiday merchandise in that quarter.

YEAR 2000 COMPLIANCE

The Company has installed a new sales, inventory and accounting system that the vendor has represented to be Year 2000 compliant. The Company does not anticipate any significant additional expenses with Year 2000 compliance problems. The Company's two contract manufacturers have informed the Company that they are each Year 2000 compliant. The Company has not yet obtained information from its major distributors and retailers about Year 2000 compliance issues, if any, they are facing.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 8, 1998, the day the Company filed the initial registration statement relating to its initial public offering, PowerBar, Inc. ("PowerBar") filed a complaint against the Company and its Senior Vice President of Sales in U.S. District Court for the Northern District of California. The complaint alleges, in general, that the Company engaged in false advertising, unfair competition, and, with its Senior Vice President of Sales who previously worked for PowerBar, misappropriated trade secrets. PowerBar also alleges that the sales executive tortuously interfered with PowerBar's business relationships by inducing distributors, brokers, athletes, and sponsors to terminate their business relationships with PowerBar. The factual allegations against the Company's advertising are similar to those already reviewed by the National Advertising Division of the Better Business Bureaus, Inc. at PowerBar's request.

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

On August 18, 1998, the Company filed a complaint against PowerBar in U.S. District Court for the Northern District of California. The complaint alleges that PowerBar engaged in false advertising about its own products and those of the Company's and in unfair competition. The Company seeks, among other things, injunctive relief prohibiting the allegedly false advertising, corrective advertising in various print media, compensatory damages in an unspecified amount, disgorgement of the Company's profits, and treble and punitive damages as to certain claims and attorneys' fees.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

27.1        Financial Data Schedule  September 30, 1998

(b) There were no reports on Form 8-K for the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Balance Bar Company
                                               -------------------
                                                  (Registrant)



Date:  October 22, 1998                By  /s/  Thomas J. Flahie
                                       -----------------------------------------
                                       Thomas J. Flahie
                                         Senior Vice President of Finance and
                                         Administration (Principal Financial and
                                         Accounting Officer)

                                 Exhibit Index


Exhibit No.              Description

27.1                     Financial Data Schedule