Form 10-K405
period 1998-12-31
BALANCE BAR CO
filed 1999-03-15
CIK 1058590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________
                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

                       Commission File Number:  000-24007

                              BALANCE BAR COMPANY
             (Exact name of registrant as specified in its charter)

                   Delaware                        77-0306617
       (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)          Identification No.)

   1015 Mark Avenue, Carpinteria, California          93013
    (Address of Principal Executive Offices)        (Zip Code)

      Registrant's telephone number, including area code:  (805) 566-0234

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

            Title of class
            --------------
    Common Stock, $0.01 Par Value

                                _______________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
    ---------        ---------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 8, 1999, the Registrant had outstanding 11,778,406 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $58,304,000, based on the closing price of $10.625 as reported on the NASDAQ National Market. Shares of common stock known by the Registrant to be beneficially owned by directors and officers of the Registrant subject to the reporting and other requirements of
Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Selected portions of the 1998 Annual Report to Stockholders - Part II and
Part IV of this Report.
    Selected portions of the 1999 Proxy Statement - Part III of this Report.

                              BALANCE BAR COMPANY
                                 SEC FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                     INDEX


                                                  PART I
Item 1.     Business.................................................................................      3

Item 2.     Properties...............................................................................     12

Item 3.     Legal Proceedings........................................................................     12

Item 4.     Submission of Matters to a Vote of Security Holders......................................     12

                                                  PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................     13

Item 6.     Selected Financial Data..................................................................     13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation.....     13

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk................................     13

Item 8.     Financial Statements and Supplementary Data..............................................     13

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     13
                                                 PART III
Item 10.    Directors and Executive Officers of the Registrant.......................................     14

Item 11.    Executive Compensation...................................................................     14

Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................     14

Item 13.    Certain Relationships and Related Party Transactions.....................................     14
                                                  PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................     15

Signatures

                                     PART I

Item 1.   BUSINESS

Company Overview

  Balance Bar Company (the "Company") develops and markets branded natural food and beverage products in convenient, good-tasting, balanced nutritional formulations. The Company's product lines are targeted to a broad consumer base in the healthy food and beverage market. The Company markets its products to consumers for a wide variety of uses, including snacking, meal replacement, fitness, weight management and diabetic nutrition. The Company sells its products in natural foods, mass merchandise, club, grocery, convenience, sports, and drug stores. The Company's existing product lines, the Balance Bar/TM/ and the 40-30-30 Balance/TM/ powdered drink mix, are based on balanced proportions of 40% carbohydrates, 30% protein and 30% dietary fat, a formulation designed to sustain energy and satisfy hunger. The Company currently sells 13 flavors of Balance Bars (in three sizes) and four flavors of powdered drinks (in canisters and single serving envelopes).

  The Company's sales have grown to $81.7 million in 1998 from $39.6 million in 1997, $10.5 million in 1996 and $1.3 million in 1995. From 1992 to late 1995, the Company marketed the Balance Bar to the weight loss and sports performance market and relied heavily on direct sales to consumers through network marketing and direct response advertising. In 1995, the Company obtained its first major wholesale customer, a national natural foods distributor. By 1996, the Company had developed a nationwide network of natural foods brokers and distributors and was selling its products, through distributors and direct to retailers, to a broad consumer base. In 1997 and 1998, the Company expanded its broker network and distribution into mass merchandise, club, grocery, convenience, sports, and drug stores. In June 1998, the Company completed an initial public offering of 2,760,000 shares of common stock, of which the Company sold 1,003,372 shares.

     In 1998, the Company released three new nutraceutically-enhanced Balance Bars under the Balance+/TM/ brand. The Company began shipping these new bars beginning in November 1998. The Company also began shipping a larger version of the popular Honey Peanut Balance Bar flavor, called the Balance Big Bar, in September 1998. In early-March 1999, the Company launched a new product line of ready-to-drink natural beverages, in four flavors, under the Total Balance/TM/ brand. The Company expects to ship this product line beginning in late-March 1999.

Industry Overview

  Consumers have become increasingly health conscious over the last decade, as reflected in the surge of activities aimed at maintaining and improving health, including exercising, dieting and quitting smoking. Consumers have also become more aware of the nutritional content of the foods they eat. The Company believes that this consumer interest has resulted in significant changes in the food industry and is the cause of the substantial growth of the healthy food and beverage market. The Company also believes that as members of the Baby Boom generation age, their increased interest in prolonging life and improving their quality of life is resulting in growth in consumer knowledge of nutrition and interest in healthy foods and beverages. Despite this concern for health and nutrition, today's consumers find themselves with less time for three nutritious meals a day. The Company believes that today's lifestyle demands have led to an increasing need for convenient, nutritious snacks and meal replacements that can be consumed at any time or place.

  The Company has responded to these consumer trends by developing and marketing natural food and beverage products for the healthy snack and meal replacement market. The Company believes that by marketing its products as "nutritious snacks that taste great," it is highlighting their benefits over typical snacks and meal replacements. In addition, the Company has targeted other markets consisting of consumers with specific dietary or nutritional requirements, including the fitness, weight management and diabetic markets. The Company's objective is to make its products available wherever people shop.

  Because of their many uses, Balance products compete with a diverse group of food products across a number of sizable markets, some of which overlap, including natural foods, healthy foods, nutraceuticals and snacks in general. Natural foods are products that contain no artificial flavors, colors or preservatives. Healthy foods include products that contain low or no amounts of unhealthy ingredients such as harmful fat or sodium. In addition, healthy foods include vitamin and mineral fortified products and products such as granola and grain-based snacks, rice cakes and dried fruit. Nutraceutical products are products that contain ingredients that may be health-promoting or functional (e.g., promote energy, endurance and vitality) such as Echinacea, Ginkgo Biloba and St. John's Wort. Snacks include salted snacks, baked snacks, candy and other specialty snacks.

  According to ACNielsen ScanTrack : SPINS NaturalTrack ("SPINS NaturalTrack"), dollar sales of nutrition bars by grocery, mass merchandise and drug stores in the United States increased approximately 54%, 174% and 66%, respectively, in 1998. The Company believes that consumer trends towards health and nutrition will continue to drive the broad distribution of convenient, healthy snacks and meal replacements.

Growth Strategy

  The Company's goal is to become a recognized leader in providing nutritious, good tasting and convenient natural snack and meal replacement products for a wide variety of consumer needs. Its growth strategy is to:

  Position Balance Products as Good Tasting, Nutritious Snacks and Meal
Replacements.   Many of the Company's products are well known among natural foods consumers for balanced nutrition, convenience and good taste. To further penetrate the much larger snack and meal replacement market, the Company is positioning its products as the "nutritious snack that tastes great," highlighting their differences from typical snacks and meal replacements. This message is being communicated to a broad audience of health conscious consumers of all ages through advertising, marketing and product sampling.

  Expand Consumer Base and Brand Awareness Through Increased Advertising and
Promotional Activities.   The Company has increased consumer awareness of and
demand for its products by increasing its advertising and promotional activities in 1998. The Company anticipates that its 1999 advertising and marketing expenditures will increase over 1998 expenditures, primarily due to the Company's increased emphasis on television advertising. In addition, the Company believes that one of its most effective marketing tools is product sampling combined with the dissemination of educational information explaining the nutritional qualities of its products. Accordingly, the Company intends to increase its sponsorship of sporting events and tours, and its participation in musical events, festivals, health fairs, and charitable events.

  Expand Distribution.   The Company's goal is to increase the number of Balance
products in each store and further penetrate each distribution channel. To make its products available wherever people shop, the Company expects to also expand into new channels of distribution. Although the Company intends to continue to focus primarily on the domestic market in the near term, it also intends to continue to test its products in foreign markets by establishing relationships with leading overseas distributors.

  Focus on In-store Promotion and Marketing.   The Company, through its brokers
and internal sales force, works with each distributor and retail customer to ensure that the Company's products are effectively promoted. The Company employs periodic in-store promotions that can include informational materials about its products, sale pricing, product sampling, store advertising and special product displays to generate consumer interest in its products. The Company also works to ensure that enough product is available on each retailer's shelf and that the presentation is attractive to customers.

  Continue to Promote the Nutritional Qualities of Balance Products.   The
nutritional qualities of Balance products are important to significant consumer segments including the fitness, weight management and diabetic markets. The Company intends to continue to advertise in health and fitness magazines, in health organization publications and in various other magazines with wider circulation to promote consumer interest within these markets. The Company will continue to distribute educational materials that promote interest in the Company's brand, its products and the 40-30-30 nutritional concept.

  Introduce New Products and Product Line Extensions.   The Company initially
focused on nutrition bars, followed by the introduction of powdered drink mixes in 1997. In late 1997, the Company introduced three new Balance Bar flavors and in November 1998, introduced three nutraceutical bars. In September 1998, the Company began shipping the Balance Big Bar, a one and one-half size version of the honey peanut flavor. In early-March 1999, the Company launched a new product line of ready-to-drink natural beverages. The Company intends to continue to introduce new products in the future.

  Acquire Complimentary Companies or Product Lines.   To grow sales outside of
existing product lines and related products, the Company will consider strategic acquisitions. The Company intends to focus on acquisitions of product lines or companies with product lines that are marketed to the natural foods or broader healthy food and beverage markets. The Company may also consider possible acquisitions of or investments in manufacturers of healthy foods and beverages.

Products

  The Company's current products, each based on the 40-30-30 balanced nutrition concept, are vitamin and mineral fortified and are made of high quality ingredients and contain no artificial colors, flavors or preservatives.

                      Balance Bar Company Branded Products


                                                                                      Estimated Retail
      Product                   Flavors                     Description                Price Range (1)
      -------                   -------                     -----------                ---------------
BARS

  Balance Bar           Honey Peanut, Chocolate,       1.76 ounces; sold both         $0.99 to $1.99
                        Yogurt Honey Peanut, Almond    individually and in 6          per bar
                        Brownie, Toasted Crunch,       and 15 bar packs
                        Chocolate Raspberry Fudge,
                        Almond Butter Crunch,
                        Mocha, Banana Coconut and
                        Cranberry

  Balance+
                        Honey Peanut with Ginseng,     1.76 ounces; sold both         $0.99 to $1.99
                        Yogurt Berry with Ginkgo       individually and in 15         per bar
                        Biloba, and Chocolate          bar packs
                        Covered Banana with
                        Antioxidants

  Balance Big Bar       Honey Peanut                   2.64 ounces; sold both         $1.79 to $2.29
                                                       individually and in 12 bar     per bar
                                                       packs

DRINKS

  Canister of           Chocolate, Vanilla,            15 serving canisters of        $10.95 to $18.75
  40-30-30 Balance      Strawberry and                 powdered drink mix to be       per canister
  Powdered Drink        Banana Coconut                 blended with milk or water
  Mix

  Single Serving        Chocolate, Vanilla,            Single serving; sold in        $1.39 to $1.52
  Envelope of           Strawberry and                 individual envelopes and       per envelope,
  40-30-30 Balance      Banana Coconut                 six pack box, to be            $8.34 to $9.09
  Powdered Drink                                       blended with milk or water     per box
  Mix

  Total Balance         Chocolate, Vanilla,            10 ounces; sold both           Estimated at
                        Strawberry and Mocha           individually and 24 to the     $1.29 to $1.79
                                                       case                           per can

(1) The retail price varies depending on the nature of the retail outlet selling the product.

     In addition to its branded products, the Company sells bars under a private label to one of its significant customers.

     The recommended maximum shelf life of Balance Bars is nine months, although factors such as exposure to heat during transportation or storage can cause a deterioration in the taste or quality of Balance Bars. The recommended maximum shelf life of 40-30-30 Balance powdered drink mix and Total Balance is 12 months. To date, the Company has not experienced any significant complaints with respect to product quality or shelf life.

Sales Channels

     Natural Foods Channel. Sales to the natural foods channel accounted for 46% of sales in 1998, 69% of sales in 1997 and approximately 100% of sales in 1996. According to SPINS data from Spence Information Services, the Balance Bar was the number one selling nutrition bar brand in the natural foods channel, achieving a 31% share in 1998. In addition, the Balance Bar accounted for six of the top ten flavors in 1998. Over 90% of 40-30-30 Balance powdered drink mix sales in 1998 and 1997 were to this channel. The Company believes that this channel is nearly fully penetrated with all Balance Bar flavors.

     The Company's primary direct natural foods customers are Trader Joe's, GNC, United Natural Foods and Tree of Life. The two largest natural foods retail customers in 1998 were Trader Joe's and GNC. Trader Joe's and GNC accounted for approximately 14% and 7%, respectively, of the Company's 1998 sales. In February 1998, the Company entered into a two-year exclusive supply agreement with Trader Joe's. The agreement guarantees product pricing and supply availability for the term of the agreement. Whole Foods and Wild Oats, important natural foods retailers of the Company's products, purchase the Company's products through distributors. These distributors do not disclose to the Company their sales to specific retailers. The Company's two largest natural foods distributors in 1998 were United Natural Foods and Tree of Life. United Natural Foods and Tree of Life accounted for approximately 9% and 5%, respectively, of the Company's 1998 sales.

     Other Distribution Channels. The Company's other distribution channels include mass merchandise, club, grocery, convenience, sports, and drug stores. The Company's principal customers within these distribution channels include grocery stores (i.e., Albertsons, Fred Meyer and Kroger), mass merchandise and club stores (Costco, Sam's Club, and WalMart) and convenience stores (Circle-K and 7-Eleven). The two largest customers in the other distribution channels in 1998 were Costco Wholesale and McLane Distribution. Costco Wholesale and McLane Distribution accounted for approximately 16% and 13%, respectively, of the Company's 1998 sales.

     According to SPINS NaturalTrack, the Balance Bar achieved a 21%, 49% and 14% share of the grocery, mass merchandise and drug markets, respectively, in 1998. According to SPINS NaturalTrack, the Balance Bar was the number one selling nutrition bar brand in the mass merchandise channel. The Company also believes that it had the leading market share in the club distribution channel in 1998, but third-party data is not available to verify share data in this distribution channel. At December 31, 1998, the Company had at least one Balance Bar flavor in approximately 45% of grocery stores, 51% of mass merchandise stores, 37% of club stores (based on Company estimates), 14% of convenience stores (based on Company estimates) and 39% of drug stores in the United States. In addition, the Balance Bar accounted for four of the top ten flavors in grocery, mass merchandise and drug stores in 1998. The Company's goal is to continue to expand nationwide distribution by increasing the number of Balance Bar flavors in each store and further penetrating each distribution channel.

     Non-U.S. Sales. Sales to customers outside of the United States amounted to approximately 1% of 1998 sales. These sales were made primarily to Canadian and Japanese customers.

     Backlog. The Company generally quotes ten-day lead times when orders are taken and attempts to ship products as soon as practical or on the date requested, as appropriate. Accordingly, backlog is not material to the Company's business.

Sales and Distribution

  The Company sells its products directly to certain large retail customers and to distributors who then resell the products to retailers. The Company uses commissioned brokers to provide sales support at customer headquarters and at retail locations. As of March 1, 1999, the Company had 10 brokers in the natural foods channel and 34 brokers in other distribution channels. These 44 brokers have approximately 65 offices across the United States.

  As of March 1, 1999, the Company's internal regional sales force and sales support staff consisted of 24 employees responsible for direct selling efforts to its retail customers and for supervising and assisting its commissioned brokers and distributors in sales activities.

Marketing

  The Company markets its products as "nutritious snacks that taste great." Its marketing and advertising efforts are designed to increase consumer awareness of and demand for its products. The Company's marketing strategy has the following three main components:

  Advertising.   The Company uses a combination of television, print and radio advertising, with primary emphasis on television to reach a larger number of target consumers. However, the Company will continue to spend a significant portion of its advertising budget on print advertising as print ads enable the Company to reach diverse target audiences in a cost-effective manner. In addition to advertising in magazines with wide circulation, the Company also places advertisements in special interest publications targeted to groups such as health food consumers, athletes and diabetics.

  Promotions and Sponsorships.   The Company participates in numerous trade
shows targeted at buyers in the health and fitness, food and sports markets, in addition to consumer health fairs. The Company also purchases sponsorships and samples its products at sporting events and tours, musical events, health conferences, festivals, and charitable events. The Company has been a sponsor of golf and tennis tournaments and the Associated Volleyball Players tour. In addition, the Company utilizes endorsements of its products from highly visible sports and entertainment personalities and actively markets to their personal fitness trainers and professional sports teams.

  Customer and Consumer Service.   The Company is committed to providing
superior service to its customers and consumers. Its sales and marketing team continually gathers information and feedback from consumers and retailers to enable the Company to better tailor its consumer support to meet changing consumer needs. The Company provides access to nutritionists and consumer service representatives through its toll free number to answer questions and educate consumers on balanced nutrition, new products and developments. In addition, the Company maintains an informational web site.

Contract Manufacturers and Quality Assurance

  Contract Manufacturers.   The Company does not own or operate any
manufacturing facilities, and sources its products through third-party contract manufacturers. Outsourcing is designed to allow the Company to enhance production flexibility and capacity, leverage working capital, transfer risk, and focus its energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the costs of managing a production work force. Because the Company has four third-party contract manufacturers, two on each coast of North America, the Company can deliver its products quickly with lower freight costs.

  One manufacturer supplies the Company with Balance Bars and 40-30-30 Balance powdered drink mixes from a facility in Quebec, Canada. This company produces the Company's products under formulations that the Company owns and may not produce products for any other customers using these formulas. In addition, this manufacturer is contractually prohibited from producing products based on the 40-30-30 concept for any other customer, with limited exceptions for two existing customers and Canadian medical centers. The Company's contract with this manufacturer expires December 31, 2003, subject to automatic annual extensions during each year the contract remains in effect. Most Balance Bars produced by this manufacturer are shipped to locations east of the Mississippi River and in Canada while drink mixes are distributed nationwide.

  The second manufacturer supplies the Company with Balance Bars from a facility in Irwindale, California. This manufacturer uses formulations owned by the Company, subject to reversion at any time before January 1, 2001, if the Company fails to meet certain minimum volume purchase requirements that are significantly below current purchase levels. If the Company fails to meet the purchase requirements, it has an option to buy out any remaining requirements to maintain ownership of the formulations. A reversion of ownership of the formulations would not change this manufacturer's obligations to produce 40-30-30 bars exclusively for the Company subject to an exception for one small customer. This manufacturer is contractually prohibited from producing nutritional food products based on the 40-30-30 concept for any other customer through December 31, 2002. This contract expires December 31, 2003 subject to automatic annual extensions during each year the contract remains in effect. Most of the Balance Bars produced by this manufacturer are shipped to locations west of the Mississippi River.

  In early-March 1999, the Company entered into an informal supply arrangement with a company that owns two ready-to-drink manufacturers. One of these manufacturers is located in Visalia, California and the other is located in New Holland, Pennsylvania. These manufacturers use formulations owned by the Company to manufacture Total Balance. The Company anticipates formalizing the supply arrangement with these two contract manufacturers by April 1999.

  These four manufacturers supply the Company's products at a fixed price per unit. The prices are subject to increase upon 75 - 90 days notice if raw material prices, labor rates or exchange rates rise. The Company provides no raw materials to the contract manufacturers. The Company provides all packaging materials to the two contract manufacturers that manufacture Balance Bars and 40-30-30 Balance powdered drink mixes. Under each contract, the Company is indemnified against product liability relating to the manufacture and shipment of the products and has indemnified the manufacturer against product liability arising from the labeling and packaging of the products and from the use of the formulas. The manufacturers are required to comply with all legal requirements applicable to the production of food products.

  The Company believes that its contract manufacturers have the capacity to fulfill the Company's planned production needs for at least the next 12 months. In addition, the Company believes that these manufacturers are willing to increase capacity to meet the Company's additional production needs. If the Company's growth exceeds the production capacity of its contract manufacturers, or if any of them were unable or unwilling to continue production, the Company believes it could locate and qualify other contract manufacturers to meet its production needs. However, a limited number of contract manufacturers have the ability to produce a high volume of the Company's products, and it could take a significant period of time to locate and qualify such alternative production sources.

  Quality Assurance.   The Company's contract manufacturers produce and package
the Company's products in accordance with the Standard Operating Procedures for Good Manufacturing Practice by the FDA. All raw materials are purchased from approved suppliers and inspected by the contract manufacturer as they are received into the production facilities. Raw materials are then labeled to indicate their source of supply, lot number, and date of receipt, and samples of the raw materials are kept for two years from the date received. The ingredients are mixed into batches under the supervision of quality assurance contract manufacturer employees to verify adherence to the Company's formulations and ensure taste consistency. After each production run, samples are analyzed to test the product for micro-impurities and to ensure accurate labeling.

Competition

  The Company's principal competitors in the nutrition bar category are PowerBar, Inc. ("PowerBar") (Performance, Harvest and Essentials brands), ClifBar, Inc., Met-Rx USA, Inc. ("Met-Rx"), Slim Fast Nutritional Foods International ("Slim Fast"), and Abbot Laboratories Ross Products Division ("Ensure"), none of which currently produces products formulated on a 40-30-30 basis, as well as Twinlab Corporation and Prozone, each of which sell products produced on a 40-30-30 basis. The Company believes that it is differentiated from its nutrition bar competitors by the broad consumer appeal of its products and by its commitment to brand building through strategic, consumer-focused marketing.

  The Company's drink products compete with a wide variety of other powdered and ready-to-drink beverages. The Company's principal competitors in the nutritional drink market are Met-Rx, Slim Fast, Ensure, and Nestle U.S.A., Inc., none of which currently produce products formulated on a 40-30-30 basis. These products also contain artificial flavors, colors or preservatives.

  The success of another nutrition bar or beverage based on the 40-30-30 concept could create significant additional competition in the Company's existing and target markets. The Company's products also compete with many other snacks and meal substitutes, including salty snacks, candy, fruits and fast foods.

  Competition in the diverse consumer markets in which the Company competes is based on a wide variety of factors, including taste, perceived nutritional benefits, convenience, quality, brand recognition and price. Many of the Company's competitors are large, multinational companies with well established, branded products and significantly greater financial, distribution and marketing resources and greater market share than the Company, including large advertising and promotion budgets. These competitors may also have a significantly greater ability to influence or control product placement in retail stores. In each retail outlet, many products compete for limited shelf space. The Company's continued success will depend in part upon its ability to provide competitive promotional discounts, slotting allowances, and point-of-purchase displays, as well as the quality of its packaging.

Trademarks

  The names of the Company's current products are "Balance, The Complete Nutritional Food" bar, "40-30-30 Balance, Complete Nutritional Drink Mix" and "Total Balance The Complete Nutritional Drink". As of March 1, 1998, the Company held two federally registered trademarks "Balance, The Complete Nutritional Food" and "Balance", and had 23 trademark applications pending at the United States Patent and Trademark Office. In addition, the Company has four trademark registrations as well as pending applications in certain foreign countries. The Company intends to vigorously protect its trademarks against infringement through cease and desist letters and, if necessary, litigation. Such litigation, even if the Company is successful, could be costly and could significantly divert the time and efforts of the Company's management.

  The Company does not have any proprietary rights in the "40-30-30" name alone, although the Company has filed for various trademarks using each of these words in combination with other words. There can be no assurance that the Company will be able to obtain trademark rights using "40-30-30" for any new products or product lines it may introduce. In addition, certain of the Company's competitors use "balanced" or "complete nutrition" or variations thereof in the names of their products or on product packaging. There can be no assurance that the Company will be able to prevent consumer confusion between products using these terms.

  The Company and one of its largest distributors, Tree of Life, have agreed to limit their use of the term "balance," "balanced" and variations thereof.
Under the contract, both the Company and Tree of Life may continue to use the current names for their respective products. However, the Company may not use the trademark or tradename "balanced" in connection with any goods or services or the term "balance" at the beginning of any name of a nutritional drink product or certain processed foods and meals produced by Tree of Life. Tree of Life may not use the trademark or tradename "balance" in connection with any goods or services or the term "balanced" in connection with nutritional bar products. These restrictions could adversely affect the Company's ability to successfully expand into new product categories or strengthen its brand name.

Government Regulation

  The manufacturing, packaging, labeling, advertising, distribution, and sale of the Company's products are subject to regulation by various government agencies, principally the FDA. The FDA regulates the Company's products pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA") and the Fair Packaging and Labeling Act ("FPLA") and regulations thereunder. The FDCA is intended, among other things, to ensure that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful and not deceptive. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. The Company's products are generally classified and regulated as food under the FDCA and are, therefore, not subject to premarket approval by the FDA. However, the Company's products are subject to the comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. Furthermore, if the FDA determines, on the basis of labeling, promotional claims, or marketing by the Company, that the intended use of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy. The Company believes that it presently complies in all material respects with the foregoing laws and regulations.

  The Company's advertising is subject to regulation by the FTC, pursuant to the Federal Trade Commission Act ("FTCA") which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising. Violations of the FTCA may result in a cease and desist order, injunction, or civil or criminal penalties. The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers. It also reviews referrals from industry self-regulatory organizations, including the National Advertising Division of the Council of Better Business Bureaus, Inc. ("NAD"). The NAD administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising. Certain advertising claims made by the Company have been challenged through the NAD in the past. The Company has addressed such challenges by either providing support for its claims or changing its advertisements. The Company does not believe that such changes have adversely affected its marketing success.

  The Company may be subject to additional laws or regulations administered by the FDA or other regulatory authorities or more stringent interpretations of current laws or regulations in the future. The Company cannot predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what affect additional government regulations or administrative orders would have on its business in the future. Such laws could, however, require the reformulation of products, the recall, withholding or discontinuance of products, the imposition of additional recordkeeping requirements, the revision of labeling, advertising or other promotional materials, and changes in the level of scientific substantiation needed to support claims. Any or all such government actions could have a material adverse effect on the Company's business, results of operation and financial condition.

Employees

  As of March 1, 1999, the Company had a total of 78 employees, including 6 who are temporary-to-hire staff. The Company's employees are not covered by a collective bargaining agreement and the Company believes that its relationship with its employees is good. The Company does not have an employment agreement with any employee.

Officers of the Registrant

  Officers of the Company and their ages as of March 1, 1999 are as follows:

Name                                  Age  Position
----                                  ---  --------
James A. Wolfe                        57   President, Chief Executive Officer and Director

Richard G. Lamb                       52   Executive Vice President, Secretary and Director

Thomas J. Flahie                      41   Senior Vice President of Finance and Administration

Patrick J. Lee                        32   Senior Vice President of Sales and Marketing

Kristina M. Eriksen                   40   Vice President of Finance

Lara A. Jackle                        29   Vice President of Marketing

Mark E. Fox                           46   Vice President of Event Marketing

Eileen E. Fox                         33   Vice President of Operations

  James A. Wolfe joined the Board of Directors in May 1993. He has served as Chief Executive Officer since December 1995 and as President since November 1997. From December 1995 to December 1996, he was a consultant to the Company. From January 1985 to December 1995, he was a self-employed business consultant with clients such as Cadbury Schweppes, Welch's, Quaker Oats and Celestial Seasonings. Prior to that time, he was an executive with 7-Up Foods, Coca-Cola USA and Welch's.

  Richard G. Lamb co-founded the Company in February 1992 and has served as a Director since that time, as Executive Vice President since November 1997, and as Secretary since July 1997. He served as Executive Vice President and Chief Operating Officer from February 1992 until January 1994, and as President from January 1994 to November 1997. Prior to joining the Company, Mr. Lamb was the co-founder and President of Windsurfing Hawaii, Inc., a sporting goods manufacturing company and prior to that served as Vice President, International Operations, for Windsurfing International, Inc., a sporting goods manufacturing company.

  Thomas J. Flahie joined the Company in February 1998 and has served as Senior Vice President of Finance and Administration since that time. From December 1978 to February 1998, he held various positions with Andersen Worldwide, an international accounting and consulting firm. He was a partner with Andersen Worldwide for the last seven years. He is a Certified Public Accountant.

  Patrick J. Lee joined the Company in January 1997 and served as Senior Vice President of Sales through November 1998 and as Senior Vice President of Sales and Marketing since that time. From October 1995 to December 1996, he was the Western Division Manager of PowerBar (formerly Power Food, Inc.) where he directed sales and marketing activities for the Western United States. From 1988 to 1994, he worked for Dial Corporation where he served as District Sales Manager in 1994, Trade Marketing Manager from 1993 to 1994 and as Key Account Executive from 1990 to 1993.

  Kristina M. Eriksen joined the Company in January 1997 and has served as Vice President of Finance since that time. She also served as Chief Financial Officer from January 1997 to February 1998. From November 1991 until January 1997 she was the Chief Financial Officer and Corporate Controller for Envision Medical Corporation, a medical device company. From 1983 to 1990, she worked for General Motors/Electronic Data Systems.

  Lara A. Jackle joined the Company in September 1997 and has served as Vice President of Marketing since that time. From August 1994 until September 1997, Ms. Jackle worked in marketing for Reckitt & Colman, a worldwide consumer products marketing company. From 1992 to 1994 Ms. Jackle was a student at Cornell University where she earned her MBA.

  Mark E. Fox joined the Company in January 1997 and has served as Vice President of Event Marketing since December 1997. From 1994 until January 1997, Mr. Fox was owner and founder of Mark Edward Promotional Design, a promotional and event marketing firm. From 1990 to 1992 Mr. Fox was in the residential real estate business. Eileen Fox is Mark Fox's wife.

  Eileen E. Fox joined the Company in February 1996 and has served as Vice President of Operations since April 1998. From June 1993 to December 1995, she held a product development position with Wheeler Springs Resorts, Inc., a spa resort company. From December 1990 to January 1992, Ms. Fox worked for Blackburn & Company, a radio and television station property broker and from June 1988 to July 1989 with Metro Advertising, an advertising agency. Mark Fox is Eileen Fox's husband.

  Officers serve the Company at the discretion of the Board of Directors.

Forward-Looking and Other Statements

  This Report on Form 10-K and the 1998 Annual Report contain various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent the Company's expectations or beliefs concerning various future events, are included in "Business - Growth strategy", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this report. Except for the historical information contained herein any other statement may be deemed to be a forward-looking statement. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipation" or comparable terminology. No assurance can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are not within the Company's control. These risks include developing and selling new products, maintaining acceptance in new distribution channels, avoiding volatility in sales and earnings, anticipating changes in dietary trends, avoiding adverse publicity, maintaining sales to significant customers and other risk factors. The Company's actual results could differ materially from those discussed here.

Item 2.   PROPERTIES

     The Company is headquartered in Santa Barbara County, California, where it leases an aggregate of approximately 30,000 square feet of space in two buildings. These leases expire on January 31, 2000 and January 31, 2001, respectively. However, the Company may extend each lease to January 31, 2002. The Company believes that its current space adequately meets its needs in the near term. The Company intends to rent additional office space in late 1999 to satisfy anticipated additional staffing needs. The Company does not expect difficulties in obtaining additional space on reasonable terms. The Company uses independent contract warehousing services for the storage of certain products pending shipment to retailers or distributors.

Item 3.   LEGAL PROCEEDINGS

     On April 8, 1998, PowerBar filed a complaint against the Company and its Senior Vice President of Sales and Marketing in U.S. District Court for the Northern District of California. The complaint alleges, in general, that the Company engaged in false advertising, unfair competition, and, with its Senior Vice President of Sales and Marketing who previously worked for PowerBar, misappropriated trade secrets. PowerBar also alleges that the sales executive interfered with PowerBar's business relationships by inducing distributors, brokers, athletes and sponsors to terminate their business relationships with PowerBar. The factual allegations against the Company's advertising are similar to those already reviewed by the National Advertising Division of the Better Business Bureaus, Inc. at PowerBar's request.

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

     In January 1999, the Company and PowerBar settled both suits. The Company agreed to pay PowerBar $140,000 and the Company and PowerBar each agreed to not make certain advertising claims in the future. The settlement agreement was signed in early-March, 1999.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from "Common Stock Data" on page 7 of the 1998 Annual Report.


Item 6.   SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from "Selected Income Statement Data" and "Selected Balance Sheet Data" on page 7 of the 1998 Annual Report.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 8 to 11 of the 1998 Annual Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate risk for marketable securities and its revolving line of credit and to exchange rate risk for accounts receivable denominated in Canadian Dollars. In addition, the Company is exposed to changes in the purchase price of finished inventory as a result of exchange rate changes and commodity price changes realized by the Company's contract manufacturers.

     At December 31, 1998, the Company had $697,000 of investments in commercial paper maturing in 1999. The commercial paper's interest rate was 5.47%. At December 31, 1998, the Company had a $15 million revolving line of credit with a bank, of which no amounts were outstanding. The line of credit bears interest at the bank's reference rate, which was 7.75% at December 31, 1998, or alternatively at LIBOR plus 2.00%.

     At December 31, 1998, the Company had $103,000 (U.S.) of accounts receivable denominated in Canadian Dollars.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Notes to Financial Statements listed in Item 14(A)(1) are incorporated by reference from pages 12 to 24 of the 1998 Annual Report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Officers of the Registrant" in Part I of this Report, the information concerning the directors of the Company required by this item is incorporated by reference from "Election of Directors" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.


Item 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from "Director Compensation," "Compensation and Other Information Concerning Executive Officers" and "Stock Performance Graph" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from "Stock Ownership" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from "Certain Relationships and Related Transactions" as set forth in the 1999 Proxy Statement filed by the Registrant pursuant to Regulation 14A.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Exhibits and Financial Statement Schedules:

     (1)  Financial Statements

          The following financial statements included on pages 12 to 24 of the 1998 Annual Report are incorporated by reference:

          Balance Sheets at December 31, 1998 and 1997
          Income Statements - Years Ended December 31, 1998, 1997 and 1996 Statements of Stockholders' Equity - Years Ended December 31, 1998,
           1997 and 1996
          Statements of Cash Flows - Years Ended December 31, 1998, 1997 and
           1996
          Notes to Financial Statements
          Report of Arthur Andersen LLP, Independent Public Accountants

     (2)  Financial Statement Schedules

          All schedules set forth in the applicable accounting regulations of the Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3)  Exhibits

          A list of the exhibits that are included in or incorporated by reference in this Report is found in the Exhibit Index beginning on page 17 of this Report, and are incorporated by reference.

(B)  Reports on Form 8-K filed in the fourth quarter of 1998

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BALANCE BAR COMPANY

Date:  March 8, 1999                     By:   /s/ JAMES A. WOLFE
                                            -----------------------
                                            James A. Wolfe
                                            President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                 Title(s)                                   Date
---------                                 --------                                   ----
        /s/  Thomas R. Davidson           Chairman of the Board of Directors         March 8, 1999
------------------------------------
          Thomas R. Davidson


          /s/  James A. Wolfe             Chief Executive Officer (Principal         March 8, 1999
------------------------------------       Executive Officer) and Director
            James A. Wolfe


         /s/  Richard G. Lamb             Executive Vice President and Director      March 8, 1999
------------------------------------
            Richard G. Lamb


         /s/  Thomas J. Flahie            Senior Vice President of Finance           March 8, 1999
------------------------------------       and Administration (Principal
           Thomas J. Flahie                Financial and Accounting Officer)


         /s/  Adelle M. Demko             Director                                   March 8, 1999
------------------------------------
            Adelle M. Demko


          /s/  Barry D. Goss              Director                                   March 8, 1999
------------------------------------
             Barry D. Goss


            /s/  John Hale                Director                                   March 8, 1999
------------------------------------
               John Hale


       /s/  Dennis Ryan McCarthy          Director                                   March 8, 1999
------------------------------------
         Dennis Ryan McCarthy


        /s/  George F. Raymond            Director                                   March 8, 1999
------------------------------------
           George F. Raymond

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
3.1            Amended and Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit to the Registrants'
               Registration Statement on Form S-1 (No. 333-49651))

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No. 333-49651))

10.1 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1
               (No. 333-49651))

10.2(1)        Production Agreement between the Company and Bariatrix
               International, Inc. (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No. 333-49651))

10.3(1)        Production Agreement between the Company and Nellson
               Nutraceutical, Inc. - formerly Nelson Candies, Inc. (incorporated by reference to Exhibit to the Registrants' Registration
               Statement on Form S-1 (No. 333-49651))

10.5 1993 Stock Incentive Plan (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No.
               333-49651))

10.6 1997 Stock Incentive Plan (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No.
               333-49651))

10.7 1998 Performance Award Plan (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No.
               333-49651))

10.8.1         Credit Agreement between the Company and Santa Barbara Bank &
               Trust for the Revolving Line of Credit

10.8.2         Security Agreement between the Company and Santa Barbara Bank &
               Trust

10.8.3         Promissory Note by the Company in favor of Santa Barbara Bank &
               Trust

10.9(1)        Letter Agreement between the Company and Trader Joe's
               (incorporated by reference to Exhibit to the Registrants'
               Registration Statement on Form S-1 (No. 333-49651))

10.10(1) Agreement between the Company and Tree of Life (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No. 333-49651))

10.11          Registration Rights Agreement among Balance Bar Company, Thomas
               Davidson and Davidson Family Limited Partnership (incorporated by reference to Exhibit to the Registrants' Registration Statement on Form S-1 (No. 333-49651))

11.1           Statement of Computation of Per Share Earnings

13.1 Pages 7 through 24 of the Annual Report of Balance Bar Company for the year ended December 31, 1998

23.1           Consent of Independent Public Accountants

27.1           Financial Data Schedule

(1) The SEC has granted confidential treatment for portions of these agreements.