Form 10-Q
period 1999-03-31
BALANCE BAR CO
filed 1999-04-30
CIK 1058590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

          (X)  QUARTERY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______

                        Commission File Number 000-24007

                              BALANCE BAR COMPANY
         ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                     77-0306617
---------------------------------------           ----------------------------
   (State of Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                    Identification Number)

          1015 Mark Avenue
       Carpinteria, California                               93013
---------------------------------------           ----------------------------
(Address of Principal Executive Office)                    (Zip Code)


                                 (805) 566-0234
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  (X)              No (  )

At April 29, 1999, the registrant had 11,793,343 shares of its common stock outstanding.

                              Balance Bar Company
                               Index To Form 10-Q
                          Quarter Ended March 31, 1999


Index                                                                  Page
-----                                                                  ----
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets                                                3
            Income Statements                                             4
            Statements of Cash Flows                                      5
            Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               13

                              Balance Bar Company
                                 Balance Sheets
                      (amounts in 000's, except par value)

                                               March 31, 1999   December 31, 1998
                                               --------------   -----------------
                                                 (unaudited)       (audited)

Current assets:
 Cash and cash equivalents                          $ 6,986             $ 6,475
 Marketable securities                                  ---                 697
 Accounts receivable, net                            10,181              10,686
 Inventories                                          5,322               5,002
 Prepaid and other                                    1,684               2,362
 Deferred taxes                                         580                 624
                                                    -------             -------
  Total current assets                               24,753              25,846
                                                    -------             -------
Property and equipment, net                           1,372               1,105
Other assets                                             33                  30
                                                    -------             -------
  Total assets                                      $26,158             $26,981
                                                    =======             =======

Current liabilities:
 Accounts payable                                   $ 3,347             $ 5,080
 Accrued payroll                                        280               1,069
 Accrued commissions                                    396                 404
 Other accrued liabilities                              784                 501
                                                    -------             -------
  Total current liabilities                           4,807               7,054
                                                    -------             -------
Commitments and contingencies
Stockholders' equity:
 Common stock, $0.01 par value
  Authorized - 24,000 shares
  Issued and outstanding - 11,789 in 1999
   and 11,339 in 1998                                   118                 113
 Additional paid-in capital                          13,574              13,115
 Retained earnings                                    7,659               6,699
                                                    -------             -------
  Total stockholders' equity                         21,351              19,927
                                                    -------             -------
  Total liabilities and equity                      $26,158             $26,981
                                                    =======             =======

The accompanying notes are an integral part of these balance sheets.

                              Balance Bar Company
                               Income Statements
                   (amounts in 000's, except per share data)
                                  (unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                    1999                1998
                                                    ----                ----
Sales                                              $20,837             $17,457
Cost of sales                                       10,767               9,014
                                                   -------             -------
     Gross profit                                   10,070               8,443
                                                   -------             -------
Expenses:
  Advertising                                        2,321               1,630
  Selling and marketing                              4,784               3,522
  General and administrative                         1,417               1,057
  Interest (income) expense                            (79)                 58
                                                   -------             -------
     Total expenses                                  8,443               6,267
                                                   -------             -------
  Income before income taxes                         1,627               2,176
Income taxes                                           667                 892
                                                   -------             -------
     Net income                                    $   960             $ 1,284
                                                   =======             =======

Earnings per share:
  Basic                                            $  0.08             $  0.13
                                                   =======             =======
  Diluted                                          $  0.07             $  0.11
                                                   =======             =======
Weighted shares outstanding:
  Basic                                             11,697               9,599
                                                   =======             =======
  Diluted                                           12,967              11,683
                                                   =======             =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                            Statements of Cash Flows
                               (amounts in 000's)
                                  (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                              1999      1998
                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   960    $ 1,284
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                123        149
   Compensation expense in connection
     with stock options                                          35         68
 Changes in operating assets and liabilities:
  Accounts receivable                                           505     (2,333)
  Inventories                                                  (320)    (1,495)
  Prepaid and other                                             643       (161)
  Accounts payable                                           (1,733)      (377)
  Accrued liabilities                                          (748)       127
  Income taxes                                                  667        893
                                                            -------    -------
  Net cash provided by (used in) operating activities           132     (1,845)
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                           (390)      (310)
 Maturity of marketable securities                              697        ---
                                                            -------    -------
  Net cash flows provided by (used in)
    investing activities                                        307       (310)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term and other borrowings                    ---      2,277
 Proceeds from exercise of stock options                         72         52
 Initial public offering costs                                  ---       (174)
                                                            -------    -------
  Net cash flows provided by financing activities                72      2,155
                                                            -------    -------
INCREASE IN CASH AND CASH EQUIVALENTS                           511        ---
CASH AND CASH EQUIVALENTS, beginning of period                6,475         89
                                                            -------    -------
CASH AND CASH EQUIVALENTS, end of period                    $ 6,986    $    89
                                                            =======    =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                         Notes to Financial Statements
                                 March 31, 1999


Note 1.  Accounting Policies

Basis of Presentation

          These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. All adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

Inventories

          Inventories consist of the following at March 31, 1999 and December 31, 1998 (in 000's):

                                  March 31, 1999   December 31, 1998
                                  --------------   -----------------
Balance Bars                          $3,689              $3,555
Total Balance                            437                 ---
Powdered drink mix                       349                 486
Packaging material and other             847                 961
                                      ------              ------
                                      $5,322              $5,002
                                      ======              ======

Earnings Per Share

          Earnings per share are based on the weighted average number of shares outstanding for the period plus the dilutive effect of stock options. The weighted average number of shares outstanding for the three months ended March 31, 1999 and 1998 was 11,697,000 and 9,599,000, respectively. The dilutive effect of stock options for the three months ended March 31, 1999 and 1998 was 1,270,000 and 2,084,000, respectively. Excluded from the calculation of earnings per share for the three months ended March 31, 1999 were 166,000 stock options because these stock options were anti-dilutive.

Note 2.  Commitments and Contingencies

          In April 1998, a competitor sued the Company seeking damages as a result of allegedly false and misleading advertising. The competitor also alleged that the Company, with one of the Company's sales executives who previously worked for the competitor, misappropriated trade secrets. In August 1998, the Company sued the competitor seeking damages as a result of allegedly false and misleading advertising. In January 1999, the Company and the competitor settled all litigation. The Company paid the competitor $140,000 and the Company and the competitor each agreed to not make certain advertising claims in the future.

Note 3.  Stockholders' Equity

          During the three months ended March 31, 1999, 450,302 shares of common stock were issued in connection with the exercise of stock options. Additional paid-in capital increased by $357,000 in the three months ended March 31, 1999 as a result of the tax benefit realized on the exercise of certain stock options.

Note 4.  Significant Customers

          During the three months ended March 31, 1999, the Company had sales to two customers that represented approximately 22% and 15%, respectively, of sales. During the three months ended March 31, 1998, the Company had sales to four customers that represented approximately 21%, 16%, 13% and 11%, respectively, of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company has made and will continue to make oral and written forward-looking statements. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the expected adequacy of available funds to meet foreseeable needs and expectations about seasonality of sales. Except for the historical information contained herein, the following discussion and analysis contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "intends" or comparable terminology. These risks include developing and selling new products, maintaining acceptance in new distribution channels, avoiding volatility in sales and earnings, anticipating changes in dietary trends, avoiding adverse publicity, maintaining sales to significant customers and other risk factors. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in the Company's 1998 Annual Report on Form 10-K, as well as those discussed elsewhere herein.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of sales:

                                                Three Months Ended
                                                     March 31,
                                                  1999     1998
                                                  ----     ----
Sales                                             100.0%   100.0%
Cost of sales                                      51.7     51.6
                                                  -----    -----
  Gross profit                                     48.3     48.4
                                                  -----    -----
Expenses:
 Advertising                                       11.1      9.3
 Selling and marketing                             23.0     20.2
 General and administrative                         6.8      6.1
 Interest (income) expense                         (0.4)     0.3
                                                  -----    -----
  Total expenses                                   40.5     35.9
                                                  -----    -----
 Income before income taxes                         7.8     12.5
Income taxes                                        3.2      5.1
                                                  -----    -----
 Net income                                         4.6%     7.4%
                                                  =====    =====

          Sales increased 19% to $20.8 million in the three months ended March 31, 1999 from $17.5 million in the same period of 1998. The increase was primarily attributable to increased sales at mass merchandise, club and grocery stores. Sales also increased at natural foods stores. Several significant customers ran special sales promotions in the three months ended March 31, 1999 and 1998 and approximately $700,000 and $2.8 million, respectively, of the increase was due to increased sales to those customers. The addition of three new nutraceutically-enhanced Balance+/TM/ flavors in the fourth quarter of 1998 favorably impacted sales in the three months ended March 31, 1999. Sales of the Balance+ brand were 14% of sales in the first quarter of 1999. The Company also discontinued three Balance Bar flavors in the first quarter of 1999. The Company decided to discontinue the three flavors based in part on the success of three Balance+ flavors. Two of the Balance+ flavors are variations of the discontinued flavors. The three discontinued flavors were 7% of 1998 sales of Balance Bars. The introduction of Total Balance, The Complete Nutritional Drink in late-March 1999 had a minimal impact on sales during the three months ended March 31, 1999. Total Balance was made available for sale to the western one-third of the United States in late-March 1999 and the Company intends to make Total Balance available for sale to the rest of the United States in June 1999.

          Sales to customers in the natural foods channel were 38% of sales in the three months ended March 31, 1999, compared to 59% in the three months ended March 31, 1998. Sales to the Company's six largest 1999 customers were 64% of sales in the three months ended March 31, 1999, compared to 60% in the three months ended March 31, 1998. Sales to Costco Wholesale and Trader Joe's for the three months ended March 31, 1999 were 22% and 15%, respectively, of sales. Sales to Trader Joe's, Costco Wholesale, United Natural Foods and McLane Distribution Services for the three months ended March 31, 1998 were 21%, 16%, 13% and 11%, respectively, of sales. Sales to customers in the United States were 99% of sales for the three months ended March 31, 1999 and 1998. Sales of the Balance Bar product line were 96% of sales in the three months ended March 31, 1999, compared to 90% in the three months ended March 31, 1998.

          Gross profit dollars increased to $10.1 million in the three months ended March 31, 1999 from $8.4 million in the same period of 1998. The gross profit margin decreased to 48.3% in the three months ended March 31, 1999 from 48.4% in the same period of 1998. The decrease in gross profit margin was due to a $130,000 provision for packaging and other costs related to the discontinuance of three Balance Bar flavors offset by a decrease in the purchase price of certain Balance Bar products from the Company's two contract manufacturers.

          Advertising expenses increased to $2.3 million in the three months ended March 31, 1999 from $1.6 million in the same period of 1998. Most of the advertising in the three months ended March 31, 1999 and 1998 was print advertising. The Company intends to increase advertising expenses in the second and third quarters of 1999 to support the launch of Total Balance and to launch new Balance Bar television commercials.

          Selling and marketing expenses increased to $4.8 million in the three months ended March 31, 1999 from $3.5 million in the same period of 1998. The increase was due to higher broker commission and marketing support expenses related to the increase in sales, costs to launch Total Balance and slotting of Balance Bar products. The increase was also due to increases in special events and product sampling to build customer awareness of the Company's products. Selling and marketing expenses as a percentage of sales increased to 23.0% of sales in the three months ended March 31, 1999 from 20.2% in the same period of 1998.

          General and administrative expenses increased to $1.4 million in the three months ended March 31, 1999 from $1.1 million in the same period of 1998. The increase was due to higher payroll costs to support the Company's increased sales and higher research and development costs. General and administrative expenses as a percentage of sales increased to 6.8% of sales in the three months ended March 31, 1999 from 6.1% in the same period of 1998.

          Interest (income) expense increased to $79,000 of interest income in the three months ended March 31, 1999 from $58,000 of interest expense in the same period of 1998. The interest income in 1999 was from the investment of a portion of the net proceeds from the June 1998 initial public offering of common stock. The interest expense in 1998 was due to borrowings under the Company's line of credit and term loan agreements.

          The effective tax rate in the three months ended March 31, 1999 and 1998 was 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

          The primary source of cash flows for both periods has been from Balance Bar product line sales. For the three months ended March 31, 1999 and 1998, cash generated from operations was not sufficient to fund increases in accounts receivable and inventory, prepaid advertising expenses and purchase property and equipment. The Company entered into credit agreements that were used to finance the shortfall in 1998. In June 1998, the Company sold 1,003,372 shares of common stock and raised $9,478,000 and the proceeds were used to repay outstanding short and long-term debt and fund working capital needs.

          The decrease in accounts receivable, inventory and prepaid advertising expenses of $922,000 in the three months ended March 31, 1999 was offset by a decline in accounts payable of $1.7 million. The increase in accounts receivable, inventory and prepaid advertising expenses of $4.2 million in the three months ended March 31, 1998 was increased by a decline in accounts payable of $377,000. Cash flow provided by (used in) operating activities was $132,000 and $(1.8) million in the three months ended March 31, 1999 and 1998, respectively.

          Cash used in investing activities was for the purchase of property and equipment, net of the maturity of marketable securities. Purchases of property and equipment in the three months ended March 31, 1999 and 1998 were $390,000 and $310,000, respectively. The 1999 capital investments were for a trade show
booth and computer hardware and software.   A portion of the initial public
offering proceeds was used to purchase marketable securities and $697,000 of marketable securities matured in the three months ended March 31, 1999. Cash flow provided by (used in) investing activities was $307,000 and $(310,000) in the three months ended March 31, 1999 and 1998, respectively.

          Cash provided by financing activities was from short-term borrowings, and the proceeds from the exercise of stock options, net of the payment of initial public offering costs. In the three months ended March 31, 1998, the Company borrowed $2.3 million under a revolving line of credit. This revolving line of credit was repaid from the proceeds of the initial public offering of common stock. During the three months ended March 31, 1999 and 1998, 450,302 and 338,844 shares, respectively, of common stock were issued in connection with the exercise of stock options. Cash flow provided by financing activities was $72,000 and $2.2 million in the three months ended March 31, 1999 and 1998, respectively.

          The Company intends to enter into a formal supply agreement with a company that owns two ready-to-drink manufacturers. These manufacturers use formulations owned by the Company to manufacture Total Balance. These manufacturers supply the Company's products at a fixed price per unit. The prices are subject to increase upon 75 - 90 days notice if raw material prices, labor rates or exchange rates rise. The Company provides no raw materials or product packaging to these contract manufacturers. The consumer demand for Total Balance is uncertain at this time due to the recent introduction of this new product. If consumer demand exceeds the capacity of these contract manufacturers to produce Total Balance, the Company will attempt to qualify a new contract manufacturer. Due to the uncertainties of any new product launch, there can be no assurances that Total Balance will achieve consumer acceptance or that manufacturing capacity will support consumer demand. The Company increased inventories by purchasing an additional $437,000 of Total Balance in the three months ended March 31, 1999.

          As of March 31, 1999, the Company had a $15 million revolving line of credit of which $8.1 million was available (based upon 80% of eligible accounts receivable and 25% of eligible inventories), none of which was outstanding. The line of credit is secured by all of the Company's assets. The line of credit bears interest at the bank's prime rate (7.75% at March 31,1999) and expires in April 2001.

          To date, the Company has had discussions about the acquisition of or investment in several companies, but no purchase transactions have occurred. In the future, the Company may consider making an investment in or acquiring companies or product lines that complement the Company's existing product lines. The Company is not able to predict when a prospective acquisition candidate might become available, the terms of the financing, or when any transaction might be closed or the effect of any acquisition on the Company's business, results of operations or financial condition.

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

SEASONALITY OF SALES

          The Company did not observe seasonality in sales in 1998 due to the significant expansion of distribution and resulting sales increase. The Company believes it experienced a seasonal decline in sales in the first quarter of 1999 due to retailers' emphasis on diet foods in that quarter. The Company had expected a seasonal increase in the first quarter of 1999, but one diet bar brand experienced most of the consumer interest in diet energy bars. The Company believes that there may be some seasonally reduced sales in the fourth quarter due to retailers' emphasis on holiday foods in that quarter. In addition, the Company believes that there may be seasonally increased sales in the second and third quarters due to retailers' emphasis on fitness foods with increased outdoor activities in those quarters.

YEAR 2000 COMPLIANCE

          The Company has installed a new sales, inventory and accounting system that the vendor has represented to be Year 2000 compliant. The Company does not anticipate any significant expenses with Year 2000 compliance problems. The Company's two nutrition bar and powdered drink mix contract manufacturers have informed the Company that they are each Year 2000 compliant. The Company has requested information from its two ready-to-drink contract manufacturers and from certain of its major distributors and retailers about Year 2000 compliance issues, if any, they are facing. The responding customers have plans to address the business risks they face. The process of obtaining this information is ongoing. The Company is also exposed, as are all companies, to Year 2000 compliance issues facing the banking system, the stock exchange, advertisers and other significant vendors used by the Company. The Company intends to modestly increase inventory levels late in 1999 to create a contingent supply of inventory. This step is being taken to mitigate the risk of an unforeseen disruption in the supply of inventories.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to the information reported in the 1998 Annual Report on Form 10-K.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On April 8, 1998, PowerBar, Inc. ("PowerBar") filed a complaint against the Company and its Senior Vice President of Sales and Marketing in U.S. District Court for the Northern District of California. The complaint alleged, in general, that the Company engaged in false advertising, unfair competition, and, with its Senior Vice President of Sales and Marketing who previously worked for PowerBar, misappropriated trade secrets. PowerBar also alleged that the sales executive interfered with PowerBar's business relationships by inducing distributors, brokers, athletes and sponsors to terminate their business relationships with PowerBar.

          On August 18, 1998, the Company filed a complaint against PowerBar in U.S. District Court for the Northern District of California. The complaint alleged that PowerBar engaged in false advertising about its own products and those of the Company's and in unfair competition. The Company sought, among other things, injunctive relief prohibiting the allegedly false advertising, corrective advertising in various print media, compensatory damages in an unspecified amount, disgorgement of the company's profits, and treble and punitive damages as to certain claims and attorneys' fees.

          In January 1999, the Company and PowerBar settled both suits. In early-March 1999, the Company paid PowerBar $140,000 and the Company and PowerBar each agreed to not make certain advertising claims in the future.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule - March 31, 1999

(b) There were no reports on Form 8-K for the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Balance Bar Company
                                              -------------------
                                                  (Registrant)



Date:  April 29, 1999                    By  /s/  Thomas J. Flahie
                                         --------------------------------------
                                         Thomas J. Flahie
                                           Senior Vice President of Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

                                 Exhibit Index


Exhibit No.            Description

27.1        Financial Data Schedule