Form 10-Q
period 1999-06-30
BALANCE BAR CO
filed 1999-08-09
CIK 1058590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

          (X)  QUARTERY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______

                        Commission File Number 000-24007

                              BALANCE BAR COMPANY
      ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                         77-0306617
--------------------------------                -----------------------------
(State of Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

     1015 Mark Avenue
   Carpinteria, California                                  93013
--------------------------------------          -----------------------------
(Address of Principal Executive Office)                   (Zip Code)

                                 (805) 566-0234
           ---------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (X)                                      No ( )


At August 6, 1999, the registrant had 11,829,343 shares of its common stock outstanding.

                              Balance Bar Company
                               Index To Form 10-Q
                          Quarter Ended June 30, 1999


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

                              Balance Bar Company
                                 Balance Sheets
                      (amounts in 000's, except par value)

                                                        June 30, 1999       December 31, 1998
                                                        --------------      ------------------
                                                         (unaudited)            (audited)
Current assets:
  Cash and cash equivalents                                 $ 5,427              $ 6,475
  Marketable securities                                         ---                  697
  Accounts receivable, net                                   10,254               10,686
  Income taxes receivable                                       294                   32
  Inventories                                                 7,239                5,002
  Prepaid and other                                           1,956                2,330
  Deferred taxes                                                650                  624
                                                            -------              -------
     Total current assets                                    25,820               25,846
                                                            -------              -------
Property and equipment, net                                   1,430                1,105
Investment and other assets                                   3,545                   30
                                                            -------              -------
     Total assets                                           $30,795              $26,981
                                                            =======              =======

Current liabilities:
  Accounts payable                                          $ 5,995              $ 5,080
  Accrued payroll                                               634                1,069
  Accrued commissions                                           531                  404
  Other accrued expenses                                      1,269                  501
                                                            -------              -------
     Total current liabilities                                8,429                7,054
                                                            -------              -------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value
     Authorized - 24,000 shares
     Issued and outstanding - 11,829 in 1999 and
       11,339 in 1998                                           118                  113
  Additional paid-in capital                                 13,674               13,115
  Retained earnings                                           8,574                6,699
                                                            -------              -------
     Total stockholders' equity                              22,366               19,927
                                                            -------              -------
     Total liabilities and equity                           $30,795              $26,981
                                                            =======              =======

The accompanying notes are an integral part of these balance sheets.

                              Balance Bar Company
                               Income Statements
                   (amounts in 000's, except per share data)
                                  (unaudited)


                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
                                                                   1999            1998              1999      1998
                                                              --------------    -----------        --------   -------
Sales                                                             $26,288         $20,556          $47,125    $38,013
Cost of sales                                                      13,537          10,491           24,304     19,505
                                                                  -------         -------          -------    -------
     Gross profit                                                  12,751          10,065           22,821     18,508
                                                                  -------         -------          -------    -------
Expenses:
 Advertising                                                        4,537           2,564            6,858      4,194
 Selling and marketing                                              5,224           4,067           10,008      7,589
 General and administrative                                         1,539           1,358            2,956      2,415
 Interest (income) expense                                           (100)             40             (179)        98
                                                                  -------         -------          -------    -------
     Total expenses                                                11,200           8,029           19,643     14,296
                                                                  -------         -------          -------    -------
 Income before income taxes                                         1,551           2,036            3,178      4,212
Income taxes                                                          636             834            1,303      1,726
                                                                  -------         -------          -------    -------
     Net income                                                   $   915         $ 1,202          $ 1,875    $ 2,486
                                                                  =======         =======          =======    =======
Earnings per share:
 Basic                                                            $  0.08         $  0.12          $  0.16    $  0.25
                                                                  =======         =======          =======    =======
 Diluted                                                          $  0.07         $  0.10          $  0.15    $  0.21
                                                                  =======         =======          =======    =======

Weighted shares outstanding:
 Basic                                                             11,800          10,287           11,749      9,945
                                                                  =======         =======          =======    =======
 Diluted                                                           12,864          12,210           12,916     11,948
                                                                  =======         =======          =======    =======

 The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                            Statements of Cash Flows
                               (amounts in 000's)
                                  (unaudited)

                                                             Six Months Ended
                                                                June 30,
                                                             1999        1998
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 1,875    $ 2,486
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation and amortization                               284        304
    Compensation expense in connection
     with stock options                                          70        114
  Changes in operating assets and liabilities:
   Accounts receivable                                          432     (4,106)
   Inventories                                               (2,237)    (2,743)
   Prepaid and other                                            359       (810)
   Accounts payable                                             915        780
   Accrued liabilities                                          460        765
   Income taxes                                                 118        326
                                                            -------    -------
   Net cash provided by (used in) operating activities        2,276     (2,884)
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (609)      (520)
  Investment in Bariatrix                                    (3,500)       ---
  Purchases of marketable securities                            ---     (3,885)
  Maturity of marketable securities                             697        ---
                                                            -------    -------
   Net cash flows used in investing activities               (3,412)    (4,405)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering                         ---      9,798
  Initial public offering costs, net of reimbursement           ---        115
  Reduction in short-term and other borrowings                  ---     (1,402)
  Proceeds from exercise of stock options                        88        137
                                                            -------    -------
   Net cash flows provided by financing activities               88      8,648
                                                            -------    -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            (1,048)     1,359
CASH AND CASH EQUIVALENTS, beginning of period                6,475         89
                                                            -------    -------
CASH AND CASH EQUIVALENTS, end of period                    $ 5,427    $ 1,448
                                                            =======    =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                         Notes to Financial Statements
                                 June 30, 1999


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

Inventories

     Inventories consist of the following at June 30, 1999 and December 31, 1998 (in 000's):

                                     June 30, 1999     December 31, 1998
                                     -------------     -----------------
Balance Bars                             $4,386              $3,555
Total Balance                             1,710                 ---
40-30-30 Powdered Drink Mix                 255                 486
Packaging material and other                888                 961
                                         ------              ------
                                         $7,239              $5,002
                                         ======              ======

Earnings Per Share

     Earnings per share are based on the weighted average number of shares outstanding for the period plus the dilutive effect of stock options. The weighted average number of shares outstanding for the three months ended June 30, 1999 and 1998 was 11,800,000 and 10,287,000, respectively, and for the six months ended June 30, 1999 and 1998 was 11,749,000 and 9,945,000, respectively. The dilutive effect of stock options for the three months ended June 30, 1999 and 1998 was 1,064,000 and 1,923,000, respectively, and for the six months ended June 30, 1999 and 1998 was 1,167,000 and 2,003,000, respectively. Excluded from the calculation of earnings per share for the three months ended June 30, 1999 were 532,000 stock options because these stock options were anti-dilutive.

Note 2.  Investment in Bariatrix

     The Company purchased 10% of the voting securities of Bariatrix Products International Incorporated ("Bariatrix") in May 1999 for $3.5 million.
Bariatrix manufacturers Balance Bars and 40-30-30 Powdered Drink Mixes in Montreal Canada. Approximately 23% of the purchases of Balance Bars and 40-30-30 Powdered Drink Mixes during the six months ended June 30, 1999 were made from Bariatrix. Bariatrix is using the proceeds from the investment and internal and debt financing to build a new manufacturing facility.

Note 3.  Stockholders' Equity

     During the six months ended June 30, 1999, 490,259 shares of common stock were issued in connection with the exercise of stock options. Additional paid-in capital increased by $406,000 in the six months ended June 30, 1999 as a result of the tax benefit realized on the exercise of certain stock options.

     Stockholders have authorized 24 million shares of common stock and 12 million shares of preferred stock. At June 30, 1999, the Company had 11,829,343 shares of common stock and no shares of preferred stock outstanding.

Note 4.  Significant Customers

     During the six months ended June 30, 1999, the Company had sales to three customers that represented approximately 20%, 14% and 14%, respectively, of sales. During the six months ended June 30, 1998, the Company had sales to three customers that represented approximately 17%, 16% and 11%, respectively, of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has made and will continue to make oral and written forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends" or comparable terminology. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the expected adequacy of available funds to meet foreseeable needs, expected advertising expenditures and expectations about seasonality of sales. Except for the historical information contained herein, the following discussion and analysis contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These risks include risks associated with developing and selling new products (such as creating consumer trial and obtaining consumer acceptance of the products), maintaining acceptance in new distribution channels, avoiding volatility in sales and earnings, anticipating changes in dietary trends, avoiding adverse publicity, maintaining sales to significant customers and other risk factors. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in the Company's 1998 Annual Report on Form 10-K, as well as those discussed elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of sales:

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                         1999            1998        1999           1998
                                                         ----            ----        ----           ----
Sales                                                     100.0%          100.0%      100.0%         100.0%
Cost of sales                                              51.5            51.0        51.6           51.3
                                                          -----           -----       -----           ----
     Gross profit                                          48.5            49.0        48.4           48.7
                                                          -----           -----       -----           ----
Expenses:
 Advertising                                               17.2            12.5        14.6           11.0
 Selling and marketing                                     19.9            19.8        21.2           20.0
 General and administrative                                 5.9             6.7         6.3            6.3
 Interest (income) expense                                  (.4)             .1         (.4)            .3
                                                          -----           -----       -----           ----
     Total expenses                                        42.6            39.1        41.7           37.6
                                                          -----           -----       -----           ----
 Income before income taxes                                 5.9             9.9         6.7           11.1
Income taxes                                                2.4             4.1         2.7            4.6
                                                          -----           -----       -----           ----
     Net income                                             3.5%            5.8%        4.0%           6.5%
                                                          =====           =====       =====           ====

     Sales increased 28% to $26.3 million in the three months ended June 30, 1999 from $20.6 million in the same period of 1998. Sales increased 24% to $47.1 million in the six months ended June 30, 1999 from $38.0 million in the same period of 1998. The increase was primarily attributable to increased sales at mass merchandise, club and grocery stores. Several customers ran special sales promotions in the three and six months ended June 30, 1999 and approximately $500,000 and $1.2 million, respectively, of the increase was due to increased sales to those customers. Several customers ran special sales promotions in the three and six months ended June 30, 1998 and approximately $1.7 million and $4.5 million, respectively, of sales were special sales promotions. The addition of three nutraceutically-enhanced Balance Bars in November 1998, under the Balance+TM brand, also favorably impacted sales in the three and six months ended June

30, 1999. Sales of Balance+ were 15% of sales in the three and six months ended June 30, 1999. The introduction in March 1999 of Total BalanceTM , a new product line of nutritional shakes, also favorably impacted sales in the second quarter of 1999. Sales of Total Balance were 4% of sales in the three months ended June 30, 1999. In the first quarter of 1999, the Company discontinued three Balance Bar flavors. Two of the Balance+ flavors are variations of the discontinued flavors. The three discontinued flavors were 7% of 1998 sales of Balance Bars.

     Sales to customers other than natural foods distributors and retailers were 63% of sales in the three months ended June 30, 1999, compared to 48% in the three months ended June 30, 1998. Sales to the Company's six largest customers were 66% of sales in the three months ended June 30, 1999, compared to 63% in the three months ended June 30, 1998. Sales to Costco Wholesale, McLane Distribution Services and Trader Joe's for the three months ended June 30, 1999 were 19%, 18% and 13%, respectively, of sales. Sales to Costco Wholesale, McLane Distribution Services and Trader Joe's for the six months ended June 30, 1999 were 20%, 14% and 14%, respectively, of sales. Sales to customers in the United States were 99% of sales for the three months ended June 30, 1999 and 1998. Sales of the Balance Bar product line (Balance(R), Balance+ and Balance Outdoor) were 92% of sales in the three months ended June 30, 1999, compared to 97% in the three months ended June 30, 1998.

     Gross profit dollars increased to $12.8 million in the three months ended June 30, 1999 from $10.1 million in the same period of 1998. Gross profit dollars increased to $22.8 million in the six months ended June 30, 1999 from $18.5 million in the same period of 1998. The gross profit margin declined to 48.5% in the three months ended June 30, 1999 from 49.0% in the same period of 1998. The gross profit margin declined to 48.4% in the six months ended June 30, 1999 from 48.7% in the same period of 1998. The decline in gross profit margin was due to the lower gross profit margin of the Total Balance product line. The 1999 cost of sales also included a provision for costs related to the discontinuance of three Balance Bar flavors, offset by a decrease in the Company's purchase price of certain Balance Bar products.

     Advertising expenses increased to $4.5 million in the three months ended June 30, 1999 from $2.6 million in the same period of 1998. Advertising expenses increased to $6.9 million in the six months ended June 30, 1999 from
$4.2 million in the same period of 1998.   The planned increase was due to
additional television advertising. The Company began airing three new Balance Bar television commercials beginning in May 1999. The Company expects to increase advertising expenses in the third quarter of 1999 compared to the same period in 1998 to support the launch of Total Balance.

     Selling and marketing expenses increased to $5.2 million in the three months ended June 30, 1999 from $4.1 million in the same period of 1998. Selling and marketing expenses increased to $10.0 million in the six months ended June 30, 1999 from $7.6 million in the same period of 1998. The increase was due to higher personnel-related costs, and higher broker commission and retailer marketing support expenses related to the increase in sales. The increase was also due to increases in special events and product sampling to build customer awareness of the Company's products. Selling and marketing expenses as a percentage of sales increased to 19.9% of sales in the three months ended June 30, 1998 from 19.8% in the same period of 1998, and to 21.2% of sales in the six months ended June 30, 1999 from 20.0% in the same period of 1998.

     General and administrative expenses increased to $1.5 million in the three months ended June 30, 1999 from $1.4 million in the same period of 1998.
General and administrative expenses increased to $3.0 million in the six months ended June 30, 1999 from $2.4 million in the same period of 1998. The increase was due to higher payroll-related costs. In addition, new product development expenses increased significantly in 1999. General and administrative expenses as a percentage of sales decreased to 5.9% of sales in the three months ended June 30, 1999 from 6.7% in the same period of 1998, and was 6.3% of sales in the six months ended June 30, 1999 and 1998.

     Interest (income) expense increased to $100,000 of interest income in the three months ended June 30, 1999 from $40,000 of interest expense in the same period of 1998. Interest (income) expense increased to $179,000 of interest income in the six months ended June 30, 1999 from $98,000 of interest expense in the same period of 1998. The interest income in 1999 was due to the investment of a portion of the net proceeds from the June 1998 initial public offering of common stock. The interest expense in 1998 was due to borrowings under the Company's line of credit and term loan agreements.

     The effective tax rate in the three and six months ended June 30, 1999 and 1998 was 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash flows for all periods has been from Balance Bar product line sales. For the six months ended June 30, 1999, cash generated from operations was sufficient to fund working capital needs and purchase property and equipment. For the six months ended June 30, 1998, cash generated from operations was not sufficient to fund increases in working capital and purchase property and equipment. The Company entered into credit agreements that were used to finance the shortfall. In June 1998, the Company sold 1,003,372 shares of common stock and raised $9,478,000 and the proceeds were used to repay outstanding short and long-term debt and fund working capital needs.

     The increase in accounts receivable, inventory and prepaid advertising and marketing expenses of $1.2 million in the six months ended June 30, 1999 was offset by increased accounts payable of $915,000. The increase in accounts receivable, inventory and prepaid advertising and marketing expenses of $7.2 million in the six months ended June 30, 1998 was offset by increased accounts payable of $780,000. Cash provided by (used in) operating activities was $2.3 million and $(2.9) million in the six months ended June 30, 1999 and 1998, respectively.

     Cash used in investing activities was for the purchase of property and equipment, an investment in one of the Company's nutrition bar manufacturers, net of the maturity of marketable securities. Purchases of property and equipment in the six months ended June 30, 1999 and 1998 were $609,000 and $520,000, respectively. The 1999 capital investments were for a trade show booth, computer hardware and software and packaging tooling. In May 1999, the Company purchased a 10% interest in one of the Company's two nutrition bar manufacturers for $3.5 million. A portion of the initial public offering proceeds in 1998 was used to purchase $3.9 million of marketable securities in 1998. Of this amount, $697,000 matured in the six months ended June 30, 1999. Cash used in investing activities was $3.4 million and $4.4 million in the six months ended June 30, 1999 and 1998, respectively.

     Cash provided by financing activities was from the net proceeds of the initial public offering, net of repayments of short-term borrowings and the proceeds from the exercise of stock options. In June 1998, the Company sold 1,003,372 shares of common stock and realized proceeds of $9.8 million. In connection with the initial public offering of common stock, the Company incurred offering costs of $320,000 and the selling shareholders reimbursed the Company for offering costs paid in the fourth quarter of 1997. In the six months ended June 30, 1998, the Company borrowed $2.4 million under a revolving line of credit, and $3.8 million of the proceeds from the initial public offering were used to repay short and long-term debt. During the six months ended June 30, 1999 and 1998, 490,259 and 767,005 shares, respectively, of common stock were issued in connection with the exercise of stock options. Cash provided by financing activities was $88,000 and $8.6 million in the six months ended June 30, 1999 and 1998, respectively.

     In June 1999, the Company entered into a supply agreement with a company that owns two ready-to-drink manufacturers. These manufacturers use formulas owned by the Company to manufacture Total Balance. These manufacturers supply the Company's products at a fixed price per unit. The prices are subject to increase upon 75 - 90 days notice if raw material prices, labor rates or exchange rates rise. The Company provides no raw materials or product packaging to these contract manufacturers. The Company is indemnified against product liability relating to the manufacture and shipment of the products and has indemnified the manufacturers against product liability arising from the labeling and packaging of the products and from use of the formulas. The consumer demand for Total Balance is uncertain at this time due to the recent introduction of this new product. If consumer demand exceeds the capacity of these contract manufacturers to produce Total Balance, the Company will attempt to qualify a new contract manufacturer. Due to the uncertainties of any new product launch, there can be no assurances that Total Balance will achieve consumer acceptance or that manufacturing capacity will support consumer demand.

The Company increased inventories by purchasing an additional $1.7 million of Total Balance in the six months ended June 30, 1999.

     As of June 30, 1999, the Company had a $15 million revolving line of credit of which $7.9 million was available (based upon 80% of eligible accounts receivable and 25% of eligible inventories), none of which was outstanding. The line of credit is secured by all of the Company's assets. The line of credit bears interest at the bank's prime rate (7.5 percent at June 30, 1999), and matures in April 2001.

     In May 1999, the Company made a $3.5 million investment in Bariatrix. In the future, the Company may make other investments, acquire companies or product lines, or license products that complement the Company's existing product lines. The Company is not able to predict when a prospective investment or acquisition candidate might become available, the terms of the financing, when any transaction might be closed or the effect of any acquisition on the Company's business, results of operations or financial condition.

     The Company expects to use the net proceeds from the initial public offering, over the next two to three quarters, to fund increases in accounts receivable, inventory, prepaid advertising and marketing expenses and purchase property and equipment. When the net proceeds are expended, the Company expects to fund increases in accounts receivable, inventory, prepaid advertising and marketing expenses and purchase property and equipment from borrowings under the revolving line of credit. The Company believes that it has adequate capital resources and liquidity to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

SEASONALITY OF SALES

     The Company did not observe seasonality in sales in 1998 due to the significant expansion of distribution and resulting sales increase. The Company believes it experienced a seasonal increase in sales in the second quarter of 1999 due to retailers' emphasis on fitness foods and outdoor activities. The Company believes it experienced a seasonal decline in sales in the first quarter of 1999 due to retailers' emphasis on diet foods in that quarter. The Company had expected a seasonal increase in the first quarter of 1999, but one new diet bar brand gained most of the consumer interest in diet energy bars. The Company believes that there may be some seasonally reduced sales in the fourth quarter due to retailers' emphasis on holiday foods in that quarter. In addition, the Company believes that there may be seasonally increased sales in the third quarter for the same reasons impacting the second quarter.

YEAR 2000 COMPLIANCE

     The Company has installed a new sales, inventory and accounting system that the vendor has represented to be Year 2000 compliant. The Company does not anticipate any significant expenses with Year 2000 compliance problems. The Company's two nutrition bar and powdered drink mix contract manufacturers have informed the Company that they are each Year 2000 compliant. The Company has requested information from its two ready-to-drink contract manufacturers and from certain of its major distributors and retailers about Year 2000 compliance issues, if any, they are facing. The responding customers have plans to address the business risks they face. The process of obtaining this information is ongoing. The Company is also exposed, as are all companies, to Year 2000 compliance issues facing advertisers and other significant vendors used by the Company. The Company intends to modestly increase inventory levels late in 1999 to create a contingent supply of inventory. This step is being taken to mitigate the risk of an unforeseen disruption in the supply of inventories.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no significant changes to the information reported in the 1998 Annual Report on Form 10-K.

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

          The 1999 annual meeting of stockholders was held on May 14, 1999. Stockholders approved the election of two Class I directors and ratified the appointment of Arthur Andersen LLP as the Company's independent public accountant for 1999. The two Class I directors, elected to serve until the 2003 annual stockholders meeting are Barry D. Goss and Dennis Ryan McCarthy:
10,790,110 votes were cast in favor of the two directors, 19,650 votes were cast against the two directors and no votes were cast for any other person. In addition, 10,321,543 votes were cast in favor of the appointment of Arthur Andersen LLP, 3,825 votes were cast against the appointment and 483,992 votes abstained. The Class II and Class III directors have terms that expire at the 2000 and 2001 annual stockholders' meetings, respectively. The Class II directors are John Hale, George F. Raymond and James A. Wolfe. The Class III directors are Thomas R. Davidson, Adelle M. Demko and Richard G. Lamb.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        A list of exhibits that are included in this Report is found on the
Exhibit Index on page 14 of this Report, and are incorporated by reference.

(b) There were no reports on Form 8-K for the three months ended June 30, 1999.

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


                                                   Balance Bar Company
                                                   -------------------
                                                      (Registrant)



Date:  August 6, 1999               By  /s/  Thomas J. Flahie
                                    -------------------------------------------
                                    Thomas J. Flahie
                                      Senior Vice President of Finance and
                                      Administration (Principal Financial and
                                      Accounting Officer)

                                 Exhibit Index


Exhibit No.              Description

10.1 (1) Supply Agreement between Aseptic Foods Group, Inc., Real Fresh, Inc., Major Smith Division of Zausner Foods Corp. and Balance Bar Company

10.2 Subscription Agreement between Bariatrix Products International Incorporated, Balance Bar Company and shareholders of Bariatrix Products International Incorporated

10.3 Bariatrix Products International Incorporated Unanimous Shareholders Agreement

27.1                     Financial Data Schedule
________

(1) The Company has requested confidential treatment for portions of this agreement.