Form 10-Q
period 1999-09-30
BALANCE BAR CO
filed 1999-11-01
CIK 1058590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______

                       Commission File Number 000-24007

                              Balance Bar Company
 ----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                        77-0306617
  --------------------------------                    -------------------------
  (State of Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                       Identification Number)

          1015 Mark Avenue
       Carpinteria, California                                 93013
    --------------------------------                  -------------------------
(Address of Principal Executive Office)                      (Zip Code)


                                (805) 566-0234
      ------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  [X]                                             No [_]


At October 28, 1999, the registrant had 11,831,832 shares of its common stock outstanding.

                              Balance Bar Company
                              Index To Form 10-Q
                       Quarter Ended September 30, 1999

Index                                                                      Page
-----                                                                      ----
PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets                                                   3
            Income Statements                                                4
            Cash Flow Statements                                             5
            Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14

                              Balance Bar Company
                                Balance Sheets
                     (amounts in 000's, except par value)

                                                    September 30, 1999  December 31, 1998
                                                    ------------------  -----------------
                                                        (unaudited)         (audited)
Current assets:
  Cash and cash equivalents                              $ 3,702             $ 6,475
  Marketable securities                                      ---                 697
  Accounts receivable, net                                14,311              10,686
  Inventories                                              7,609               5,002
  Prepaid and other                                        1,711               2,362
  Deferred taxes                                             262                 624
                                                         -------             -------
     Total current assets                                 27,595              25,846
                                                         -------             -------
Property and equipment, net                                1,226               1,105
Investment and other assets                                3,548                  30
                                                         -------             -------
     Total assets                                        $32,369             $26,981
                                                         =======             =======

Current liabilities:
  Accounts payable                                       $ 4,732             $ 5,080
  Accrued payroll                                            744               1,069
  Accrued commissions                                        667                 404
  Other accrued expenses                                   1,819                 501
                                                         -------             -------
     Total current liabilities                             7,962               7,054
                                                         -------             -------
Stockholders' equity:
  Common stock, $0.01 par value
     Authorized - 24,000 shares
     Issued and outstanding - 11,832 in 1999 and
       11,339 in 1998                                        118                 113
  Additional paid-in capital                              13,711              13,115
  Retained earnings                                       10,578               6,699
                                                         -------             -------
     Total stockholders' equity                           24,407              19,927
                                                         -------             -------
     Total liabilities and equity                        $32,369             $26,981
                                                         =======             =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                               Income Statements
                   (amounts in 000's, except per share data)
                                  (unaudited)

                                                                      Third Quarter                 First Nine Months
                                                                 1999             1998            1999            1998
                                                                 ----             ----            ----            ----
 Sales                                                         $28,573           $21,498         $75,698         $59,511
 Cost of sales                                                  14,088            11,242          38,392          30,747
                                                               -------           -------         -------         -------
       Gross profit                                             14,485            10,256          37,306          28,764
                                                               -------           -------         -------         -------
 Expenses:
    Advertising                                                  2,980             2,565           9,838           6,759
    Selling and marketing                                        6,407             4,306          16,415          11,895
    General and administrative                                   1,789             1,115           4,745           3,530
    Interest (income) expense                                      (88)              (86)           (267)             12
                                                               -------           -------         -------         -------
       Total expenses                                           11,088             7,900          30,731          22,196
                                                               -------           -------         -------         -------
 Income before income taxes                                      3,397             2,356           6,575           6,568
Income taxes                                                     1,393               965           2,696           2,691
                                                               -------           -------         -------         -------
       Net income                                              $ 2,004           $ 1,391         $ 3,879         $ 3,877
                                                               =======           =======         =======         =======


Earnings per share:
    Basic                                                      $  0.17           $  0.12         $  0.33         $  0.37
                                                               =======           =======         =======         =======
    Diluted                                                    $  0.16           $  0.11         $  0.30         $  0.32
                                                               =======           =======         =======         =======
Weighted shares outstanding:
    Basic                                                       11,830            11,283          11,776          10,397
                                                               =======           =======         =======         =======
    Diluted                                                     12,887            12,979          12,907          12,298
                                                               =======           =======         =======         =======

 The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                             Cash Flow Statements
                              (amounts in 000's)
                                  (unaudited)

                                                                       First Nine Months
                                                                     1999            1998
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 3,879         $ 3,877
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                   298             447
       Compensation expense in connection
         with stock options                                            106             162
     Changes in operating assets and liabilities:
       Accounts receivable                                          (3,625)         (4,273)
       Inventories                                                  (2,607)         (2,730)
       Prepaid and other                                               919            (505)
       Accounts payable                                               (348)           (921)
       Accrued liabilities                                           1,145             468
       Income taxes                                                    911             481
                                                                   -------         -------
     Net cash provided by (used in) operating activities               678          (2,994)
                                                                   -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (477)           (616)
  Investment in Bariatrix                                           (3,500)            ---
  Loan to officer                                                     (260)            ---
  Purchases of marketable securities                                   ---          (3,885)
  Maturity of marketable securities                                    697             646
                                                                   -------         -------
     Net cash used in investing activities                          (3,540)         (3,855)
                                                                   -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                               89             175
  Proceeds from initial public offering                                ---           9,798
  Initial public offering costs, net of reimbursement                  ---            (161)
  Decrease in short-term and other borrowings                          ---          (1,402)
                                                                   -------         -------
     Net cash provided by financing activities                          89           8,410
                                                                   -------         -------
CHANGE IN CASH AND CASH EQUIVALENTS                                 (2,773)          1,561
CASH AND CASH EQUIVALENTS, beginning of period                       6,475              89
                                                                   -------         -------
CASH AND CASH EQUIVALENTS, end of period                           $ 3,702         $ 1,650
                                                                   =======         =======

The accompanying notes are an integral part of these financial statements.

                              Balance Bar Company
                         Notes to Financial Statements
                              September 30, 1999


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

Inventories

     Inventories consist of the following (in 000's):


                                September 30, 1999  December 31, 1998
                                ------------------  -----------------
Balance Bar                            $4,546             $3,555
Total Balance                           2,123                ---
40-30-30 Powdered Drink Mix               275                486
Packaging material and other              665                961
                                       ------             ------
                                       $7,609             $5,002
                                       ======             ======

Earnings Per Share

     Earnings per share are based on the weighted average number of shares outstanding for the period plus the dilutive effect of stock options. The weighted average number of shares outstanding for the third quarter of 1999 and 1998 was 11,830,000 and 11,283,000, respectively, and for the first nine months of 1999 and 1998 was 11,776,000 and 10,397,000, respectively. The dilutive effect of stock options for the third quarter of 1999 and 1998 was 1,057,000 and 1,696,000, respectively, and for the first nine months of 1999 and 1998 was 1,131,000 and 1,901,000, respectively. Excluded from the calculation of earnings per share for the third quarter of 1999 were 487,000 stock options because these stock options were anti-dilutive.

Note 2. Trademark License Agreement with Jenny Craig, Inc.

     The Company has licensed certain trademarks from Jenny Craig, Inc. for a 20-year period with extension options for an additional 30 years. The Company can sell nutrition bars, ready-to-drink and powdered drink mix beverages, and nutritional cookies using the trademarks to all distribution channels other than Jenny Craig Weight Loss Centres(R). The Company also has preferential rights to sell other food products to the same distribution channels. Jenny Craig, Inc. has rights to maintain the value of the licensed trademarks including the approval of the products to be sold, product advertising, promotional materials and packaging. The Company has committed to a minimum license fee and minimum levels of advertising and marketing support of the products sold under this license agreement.

Note 3. Loan to Officer

        In August 1999, the Company made a two-year $260,000 loan to a Company officer. This loan is secured by Company stock owned by the officer and repayment is personally guaranteed by the officer. Interest accrues at the prime rate and $3,000 was included in interest income from the loan for the third quarter of 1999.

Note 4. Investment in Bariatrix

        The Company purchased 10% of the voting securities of Bariatrix Products International Incorporated ("Bariatrix") in May 1999 for $3.5 million.
Bariatrix manufactures Balance Bars and 40-30-30 Powdered Drink Mixes in Montreal, Canada. Approximately 26% of the purchases of Balance Bars and 40-30-30 Powdered Drink Mixes during the first nine months of 1999 were made from Bariatrix. Bariatrix has used the proceeds from the investment and internal and debt financing to build a new manufacturing facility.

Note 5. Stockholders' Equity

        During the first nine months of 1999, 493,000 shares of common stock were issued in connection with the exercise of stock options. Additional paid-in capital increased by $406,000 in the first nine months of 1999 as a result of the tax benefit realized on the exercise of certain stock options.

        Stockholders have authorized 24 million shares of common stock and 12 million shares of preferred stock. At September 30, 1999, the Company had 11,832,000 shares of common stock and no shares of preferred stock outstanding.

Note 6. Significant Customers

        The Company had sales to one customer that represented approximately 18% and 15% of sales in the first nine months of 1999 and 1998, respectively. The Company had sales to a second customer that represented approximately 13% of sales in the first nine months of 1999 and 1998. The Company had sales to a third customer that represented approximately 12% and 16% of sales in the first nine months of 1999 and 1998, respectively.

Note 7. Product Warranty

        In early October 1999, the Company initiated a voluntary withdrawal from distribution of three flavors of nutrition bars that were produced in late September. These bars did not meet the Company's taste standards. The manufacturer is responsible for the replacement of the products withdrawn from distribution. Included in general and administrative expense for the third quarter is $350,000 of estimated costs, other than product replacement costs, associated with the product withdrawal. To the extent that the manufacturer reimburses these costs, this provision will be reversed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has made and will continue to make oral and written forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends" or comparable terminology. Forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the expected adequacy of available funds to meet foreseeable needs, expected advertising expenditures, expected Jenny Craig new product introduction costs and expectations about seasonality of sales. Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These risks include risks associated with developing and selling new products (such as creating consumer trial and obtaining consumer acceptance of the products), maintaining acceptance in new distribution channels, avoiding volatility in sales and earnings, anticipating changes in dietary trends, avoiding adverse publicity, maintaining sales to significant customers and other risk factors. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in the Company's 1998 Annual Report on Form 10-K, as well as those discussed elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of sales:

                                                                     Third Quarter             First Nine Months
                                                                  1999           1998         1999           1998
                                                                  ----           ----         ----           ----
Sales                                                            100.0%          100.0%       100.0%         100.0%
Cost of sales                                                     49.3            52.3         50.7           51.7
                                                                 -----           -----        -----           ----
     Gross profit                                                 50.7            47.7         49.3           48.3
                                                                 -----           -----        -----           ----
Expenses:
 Advertising                                                      10.4            11.9         13.0           11.4
 Selling and marketing                                            22.4            20.0         21.7           20.0
 General and administrative                                        6.3             5.2          6.3            5.9
 Interest (income) expense                                         (.3)            (.4)         (.4)           ---
                                                                 -----           -----        -----           ----
     Total expenses                                               38.8            36.7         40.6           37.3
                                                                 -----           -----        -----           ----
 Income before income taxes                                       11.9            11.0          8.7           11.0
Income taxes                                                       4.9             4.5          3.6            4.5
                                                                 -----           -----        -----           ----
     Net income                                                    7.0%            6.5%         5.1%           6.5%
                                                                 =====           =====        =====           ====

     Sales increased 33% to $28.6 million in the third quarter of 1999 from $21.5 million in the same period of 1998. Sales increased 27% to $75.7 million in the first nine months of 1999 from $59.5 million in the same period of 1998. The increase was primarily attributable to increased sales at mass merchandise, club and grocery stores. Several customers ran special sales promotions in the third quarter and first nine months of 1999 and approximately $700,000 and $1.9 million, respectively, of the increase was due to increased sales to those customers. Several customers ran special sales promotions in the third quarter and first nine months of 1998 and approximately $1.6 million and $6.1 million, respectively, of sales were special sales promotions.

     The addition of three nutraceutically-enhanced Balance Bars in November 1998, under the Balance+(TM) brand, favorably impacted sales in the third quarter and first nine months of 1999. Sales of Balance+ were 20% and 17%, respectively, of sales in the third quarter and first nine months of 1999. The introduction in March 1999 of Total Balance(TM), a new product line of nutritional shakes, also favorably impacted sales in the third quarter and first nine months of 1999. Sales of Total Balance were 6% and 4%, respectively, of sales in the third quarter and first nine months of 1999. The introduction in June 1999 of Balance Outdoor(TM), a new line of four uncoated nutrition bars, also favorably impacted sales in the third quarter of 1999. Sales of Balance Outdoor were 6% of sales in the third quarter of 1999. In the first quarter of 1999, the Company discontinued three Balance Bar flavors. Two of the Balance+ flavors are variations of the discontinued flavors. The three discontinued flavors were collectively 7% of 1998 sales of Balance Bars.

     Sales to customers other than natural foods distributors and retailers were 64% of sales in the third quarter of 1999, compared to 59% in the same period of 1998. Sales to the Company's six largest customers were 58% of sales in the third quarter of 1999, compared to 63% in the same period of 1998. Sales to Costco Wholesale, Wal-Mart Stores, Inc. and Trader Joe's in the third quarter of 1999 were 15%, 12% and 10%, respectively, of sales. Sales to Wal-Mart Stores, Inc., Costco Wholesale and Trader Joe's in the third quarter of 1998 were 17%, 15% and 14%, respectively, of sales. Sales to customers in the United States were 98% of sales in the third quarter of 1999 and 1998. Sales of the Balance Bar product line (Balance(R), Balance+ and Balance Outdoor) were 93% of sales in the third quarter of 1999, compared to 95% in the same period of 1998.

     Gross profit dollars increased to $14.5 million in the third quarter of 1999 from $10.3 million in the same period of 1998. Gross profit dollars increased to $37.3 million in the first nine months of 1999 from $28.8 million in the same period of 1998. The gross profit margin increased to 50.7% in the third quarter of 1999 from 47.7% in the same period of 1998. The gross profit margin increased to 49.3% in the first nine months of 1999 from 48.3% in the same period of 1998. The increase in gross profit margin was due to price reductions from the Company's contract nutrition bar manufacturers offset by the lower gross profit margin of the Total Balance product line. The Total Balance product line had a 28% and 27% gross profit margin in the third quarter and first nine months of 1999, respectively. The first nine months of 1999 cost of sales also included a provision for costs related to the discontinuance of three Balance Bar flavors. The third quarter of 1998 cost of sales also included a $105,000 provision for packaging changes to the bar product line, the repositioning of the single serving envelope powdered drink mix products and higher product transportation costs as a result of increased coast-to-coast shipment of certain bar flavors.

     Advertising expenses increased to $3.0 million in the third quarter of 1999 from $2.6 million in the same period of 1998. Advertising expenses increased to $9.8 million in the first nine months of 1999 from $6.8 million in the same period of 1998. The planned increase was due to additional television advertising. The Company aired three new Balance Bar television commercials May through July 1999 and a new Total Balance commercial in September 1999. The Company expects to decrease advertising expenses in the fourth quarter of 1999 compared to the same period in 1998.

     Selling and marketing expenses increased to $6.4 million in the third quarter of 1999 from $4.3 million in the same period of 1998. Selling and marketing expenses increased to $16.4 million in the first nine months of 1999 from $11.9 million in the same period of 1998. The increase was due to higher personnel-related costs, increased couponing activity, increased slotting costs, and higher broker commission expense and retailer marketing support expense related to the increase in sales. The increase was also due to increases in special events and product sampling to build customer awareness of the Company's products. Selling and marketing expenses as a percentage of sales increased to 22.4% in the third quarter of 1999 from 20.0% in the same period of 1998, and increased to 21.7% in the first nine months of 1999 from 20.0% in the same period of 1998.

     General and administrative expenses increased to $1.8 million in the third quarter of 1999 from $1.1 million in the same period of 1998. General and administrative expenses increased to $4.7 million in the first nine months of 1999 from $3.5 million in the same period of 1998. The increase was due to higher personnel-related costs and increased new product development costs. The third quarter of 1999 also included a $350,000 provision related to a withdrawal from distribution of three flavors of nutrition bars manufactured in late September. These bars did not meet the Company's taste standards. The manufacturer is responsible for the replacement of the products withdrawn from distribution. The $350,000 provision is for costs other than product replacement costs and to the extent that the manufacturer reimburses these costs, this provision will be reversed. General and administrative expenses as a percentage of sales, excluding the product withdrawal provision, decreased to 5.0% in the third quarter of 1999 from 5.2% in the same period of 1998, and decreased to 5.8% in the first nine months of 1999 from 5.9% in the same period of 1998.

     Interest (income) expense was $88,000 of interest income in the third quarter of 1999 compared to $86,000 of interest income in the same period of 1998. Interest (income) expense was $267,000 of interest income in the first nine months of 1999 compared to $12,000 of interest expense in the same period of 1998. The interest income in 1999 was due to the investment of a portion of the net proceeds from the June 1998 initial public offering of common stock. The interest expense in 1998 was due to borrowings under the Company's line of credit and term loan agreements.

     The effective tax rate in the third quarter and first nine months of 1999 and 1998 was 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of 1999, cash generated from operations was sufficient to fund working capital needs and purchase property and equipment. For the first nine months of 1998, cash generated from operations was not sufficient to fund working capital needs and purchase property and equipment. The Company entered into credit agreements that were used to finance the shortfall. In June 1998, the Company sold 1,003,372 shares of common stock and raised net proceeds of $9,478,000 and the proceeds were used to repay outstanding short and long-term debt and fund working capital needs.

     The increase in accounts receivable, inventory and prepaid advertising and marketing expenses of $4.9 million in the first nine months of 1999 was magnified by a decrease in accounts payable of $348,000. The increase in accounts receivable, inventory and prepaid advertising and marketing expenses of $7.3 million in the first nine months of 1998 was magnified by a reduction in accounts payable of $921,000. Cash provided by (used in) operating activities was $678,000 and $(3.0) million in the first nine months of 1999 and 1998, respectively.

     Cash used in investing activities was for the purchase of property and equipment, an investment in one of the Company's nutrition bar manufacturers, a loan to a Company officer, and marketable securities investments. Purchases of property and equipment in the first nine months of 1999 and 1998 were $477,000 and $616,000, respectively. The 1999 capital investments were for a trade show booth, and computer hardware and software. In May 1999, the Company purchased a 10% interest in one of the Company's two nutrition bar manufacturers for $3.5 million. In August 1999, the Company made a two-year $260,000 loan to a Company officer. This loan is secured by Company stock owned by the officer and repayment is personally guaranteed by the officer. Interest accrues at the prime rate. A portion of the 1998 initial public offering proceeds was used to purchase $3.9 million of marketable securities in 1998. Of this amount, $697,000 and $646,000 of the marketable securities matured in the first nine months of 1999 and 1998, respectively. Cash used in investing activities was $3.5 million and $3.9 million in the first nine months of 1999 and 1998, respectively.

     Cash provided by financing activities consisted of the net proceeds from the exercise of stock options, net proceeds from the initial public offering, net of the repayment of short-term and other borrowings. In June 1998, the Company sold 1,003,372 shares of common stock and realized proceeds of $9.8 million. In connection with the initial public offering of common stock, the Company incurred offering costs of $320,000 and the selling shareholders reimbursed the Company for offering costs paid in the fourth quarter of 1997. In the first nine months of 1998, the Company borrowed $2.4 million under a revolving line of credit and $3.8 million of the proceeds from the initial public offering were used to repay short and long-term debt. During the first nine months of 1999 and 1998, 493,000 and 991,000, shares of common stock, respectively, were issued in connection with the exercise of stock options. Cash provided by financing activities was $89,000 and $8.4 million in the first nine months of 1999 and 1998, respectively.

     In October 1999, the Company announced a trademark license with Jenny Craig, Inc. The Company can sell nutrition bars, ready-to-drink and powdered drink mix beverages, and nutritional cookies using the trademarks to all distribution channels other than Jenny Craig Weight Loss Centres(R). The Company also has preferential rights to sell other food products to the same distribution channels. Jenny Craig, Inc. has rights to maintain the value of the licensed trademarks including the approval of the products to be sold, product advertising, promotional materials and packaging. The Company has committed to a minimum license fee and minimum levels of advertising and marketing support of the products sold under this license agreement. The Company intends to make substantial expenditures in the first and second quarters of 2000 to launch the Jenny Craig(R) brand of nutritional meal bars. These expenditures will include slotting costs to place the licensed products in stores and advertising and marketing initiatives to generate consumer awareness and trial. The Company expects these marketing support vehicles to exceed the profit contribution from sales levels in the intermediate term.

     In June 1999, the Company entered into a supply agreement with a company that owns two ready-to-drink manufacturers. These manufacturers use formulas owned by the Company to manufacture Total Balance. These manufacturers supply the Company's products at a fixed price per unit. The prices are subject to increase upon 75 - 90 days notice if raw material prices, labor rates or exchange rates rise. The Company provides no raw materials or product packaging to these contract manufacturers. The Company is indemnified against product liability relating to the manufacture and shipment of the products and has indemnified the manufacturers against product liability arising from the labeling and packaging of the products and from use of the formulas. The consumer demand for Total Balance is uncertain at this time due to the recent introduction of this new product. If consumer demand exceeds the capacity of these contract manufacturers to produce Total Balance, the Company will attempt to qualify a new contract manufacturer. Due to the uncertainties of any new product launch, there can be no assurances that Total Balance will achieve consumer acceptance or that manufacturing capacity will support consumer demand. The Company increased inventories by purchasing an additional $2.1 million of Total Balance in the first nine months of 1999.

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

     At September 30, 1999, the Company had a $15 million revolving line of credit of which $12.2 million was available (based upon 80% of eligible accounts receivable and 20% of eligible inventories), none of which was outstanding. The line of credit is secured by all of the Company's assets. The line of credit bears interest at the bank's prime rate (8.25% at September 30, 1999) and matures in April 2001.

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

SEASONALITY OF SALES

     The Company did not observe seasonality in sales in 1998 due to the significant expansion of distribution and resulting sales increase. The Company believes it experienced a seasonal increase in sales in the second and third quarters of 1999 due to retailers' emphasis on fitness foods and outdoor activities in those quarters. The Company believes it experienced a seasonal decline in sales in the first quarter of 1999 due to retailers' emphasis on diet foods in that quarter. The Company had expected a seasonal increase in the first quarter of 1999, but one new diet bar brand gained most of the consumer interest in diet energy bars. The Company believes that there may be some seasonally reduced sales in the fourth quarter due to retailers' emphasis on holiday foods in that quarter.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

27.1   Financial Data Schedule - September 30, 1999

(b) A Form 8-K dated October 14, 1999 was filed regarding the trademark license agreement between Balance Bar Company and Jenny Craig, Inc.

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


                                                   Balance Bar Company
                                                   -------------------
                                                      (Registrant)



Date:  October 28, 1999           By /s/ Thomas J. Flahie
                                  ----------------------------------
                                  Thomas J. Flahie
                                      Senior Vice President of Finance and
                                      Administration (Principal Financial and
                                      Accounting Officer)

                                 Exhibit Index


Exhibit No.       Description

10.1 (1)          Trademark license agreement between Jenny Craig, Inc.
                  and Balance Bar Company

27.1              Financial Data Schedule
________

(1) The Company has requested confidential treatment for portions of this agreement.